Form 10-Q
period 2012-06-30
MySkin, Inc.
filed 2012-11-02
CIK 1436161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to__________________________

Commission File Number:  000-54582

MySkin, Inc.
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	26-1391338 (I.R.S. Employer Identification No.)

410 32 nd St., Suite 203, Newport Beach, CA 92663
(Address of principal executive offices - Zip Code)

(949) 209-8953
(Registrant's telephone number, including area code)

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  [X]    No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-Accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes  [  ]    No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

On November 2, 2012, there were 1,505,000 shares of the issuer's common stock were outstanding.

MySkin, Inc.

Part 1.  Financial Information

MYSKIN, INC.

BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$67,595	$56,294
Due from related party	—	716
Inventory	11,121	7,088
TOTAL CURRENT ASSETS	78,716	64,098
Equipment, net of accumulated depreciation of $83,836 and $70,661 at June 30, 2012 and December 31, 2011, respectively	29,533	39,043
TOTAL ASSETS	$108,249	$103,141

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$31,291	$26,640
Due to related party	13,529	—
Note payable, related party	50,000	50,000
TOTAL CURRENT LIABILITIES	94,820	76,640

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, zero issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 1,420,000 issued and outstanding at June 30, 2012 and December 31, 2011	1,420	1,420
Additional paid in capital	147,075	147,075
Accumulated deficit	(135,066)	(121,994)
Total stockholders' equity	13,429	26,501
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$108,249	$103,141

See accompanying notes to financial statements.

MYSKIN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenue	$28,924	$17,674	$52,346	$32,180
Cost of sales	21,384	13,096	38,849	23,195
Gross Profit	7,540	4,578	13,497	8,985

Selling, general and administrative expenses	15,583	12,149	26,569	26,574
Net loss	$(8,043)	$(7,571)	$(13,072)	$(17,589)
Net loss per share of common stock	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding	1,420,000	1,420,000	1,420,000	1,420,000

See accompanying notes to financial statements.

MYSKIN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,072)	$(17,589)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	13,174	10,281
Changes in operating assets and liabilities:
Accounts receivable	—	931
Due to/accounts receivable, related party	5,245	(1,523)
Inventory	(4,033)	(847)
Accounts payable and accrued expenses	4,650	14,037
Accounts payable and accrued expenses – related parties	9,000	—
Net cash provided by operating activities	14,964	5,290
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,663)	(5,144)
Net cash used in investing activities	(3,663)	(5,144)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
NET INCREASE IN CASH & CASH EQUIVLANTS	11,301	146
CASH, Beginning of period	56,294	3,608
CASH, End of period	$67,595	$3,754

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received / (paid) during the period:
Interest	$—	$—
Income Taxes	$—	$—

See accompanying notes to financial statements.

MYSKIN, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Current Operations and Background — MySkin, Inc. (“MySkin” or the “Company”), a California corporation, was incorporated on November 15, 2007. We ceased to be a development stage enterprise effective January 1, 2008 as our planned principal operations had commenced.

MySkin currently offers management services to one medspa which provides skin resurfacing, skin rejuvenation, vein treatment, microdermabrasion, hair reduction, chemical peels and other age-management services. Our management services include, but are not limited to, marketing, providing working capital for inventory and accounts receivable, facilities, equipment, administration, personnel and management expertise for medspas. Utilizing electronic medical records, vendor relationships and customer service protocols, we intend to brand and replicate our management services with other doctors and practitioners in demographically selected metropolitan areas. We currently lease the facility for our center and complete improvements in the facility that houses the medspa business. We will own all of the equipment utilized in the medspa, and we provide all of the administrative and sales support on all non-medically related areas. At this location MTA performs the advanced skin care professional services.

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California profession corporation pursuant to which we granted MTA the rights to perform advanced skin services in our current center. MTA is a related party as Marichelle Stoppenhagen, our president and principle shareholder, owns 49% of MTA. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company, with respect to the provision of the Management Services for the Practice (collectively, "Management Expenses"). Under this agreement, MTA is obligated to reimburse Management Expenses and pay a monthly service fee equal to forty percent (40%) of gross collected revenue with a minimum amount of $2,500 per month (“Service Fee”). Gross Collected Revenue shall be defined as the gross amount of all sums collected from the professional services performed and medical supplies provided by or on behalf of doctor in the practice, and shall not include revenue collected by Company from customers of Company for non-medical services or products provided. MTA has retained the services of Ms. Stoppenhagen, our president, Maria Teresa Agner, MD to provide services at our facility.

Given sufficient capital, we plan to expand our management services for other locations through partnering with physicians to manage new medspas, failed medspas, and by managing new store locations near young retirement communities.

Going Concern — The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations since its inception and has an accumulated deficit of $135,066 and a stockholder’s equity of $13,429 at June 30, 2012. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.

In addition, the recovery of the Company’s assets is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempts to raise additional capital, but there can be no certainty that such efforts will be successful.

Consolidation Policy . The Company has only one contractual relationship with MTA which is the management services agreement. The Company evaluated the various relationships between the parties to determine whether to consolidate MTA as a variable interest entity pursuant to ASC 810, Consolidation . The Company determined that it was not the primary beneficiary of the interest and that it should not consolidate MTA. The Company’s conclusion was based upon an analysis of the various relationships and California state law restrictions on relationships between licensed professionals and businesses. To complete its analysis, management made assumptions regarding the relevance of certain factors, including state law requirements, which were given significant weight. In the event that state law should change, there should be material changes in the relationships or management’s judgment as to the relevance of various factors should change, the Company might determine that consolidation would be appropriate.

Basis of Presentation — The accompanying unaudited financial statements are presented in accordance with the requirements for Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The Company recommends that the accompanying unaudited financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended December 31, 2011 included in the Company's Annual Report on Form 10-12G/A.

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Use of Estimates —The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents — The Company considers investments with original maturities of 90 days or less to be cash equivalents.

Accounts Receivable - The Company extends credit to its customers. Collateral is generally not required. Credit losses are provided for in the financial statements based on management’s evaluation of historical and current industry trends. Although the Company expects to fully collect amounts due, actual collections may differ from estimated amounts. The Company estimates an allowance for doubtful accounts based upon a percentage of revenue earned. When the Company expects that there is less than a 10% chance of collection, the Company writes the receivable off to its allowance for doubtful accounts. The Company does not typically accrue interest or fees on past due amounts.

Inventory - Inventory is valued at the lower of cost or market. Cost is determined using standard costs, which approximates the first-in, first-out method.

Equipment — Equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, ranging from three to five years.

Revenue Recognition — The Company’s revenues are derived from management services provided to MTA, a related party. The Company provides nonmedical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues (as defined in the Management Services Agreement.

The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

According to ASC 605-45-45, the revenue is reported as gross revenue because the Company is the primary obligor, sets the sales price and bears the risk of collection from the customers.

Our revenues our presented as the total sales of services performed and the total products sold at the facility of products sold.

Our cost of goods sold equals the cost of services and products sold which is equal to MTA’s portion of the gross profit and the cost of services, materials used in those services and products sold. The gross profit equals the Company’s management fee.

Advertising Costs --- Advertising costs have primarily consisted of advertising materials and costs of trade shows the Company has attended. All advertising costs have been expensed as incurred.

Shipping and Handling Costs — The Company records revenue related to shipping and handling costs charged to customers in revenues. The related expense is recorded in cost of sales in the accompanying statements of operations.

Income Taxes — Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess.

The Company follows the provisions of ASC 740 Income taxes (ASC 740). As a result of the ASC 740, the Company makes a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by ASC 740. As a result of the implementation, the Company recognized no material adjustments to liabilities or stockholders equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Net Loss Per Share — The Company computes net loss per share in accordance with ASC 260 Earnings per Share (ASC 260). Under the provisions of ASC 260 , basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The dilution loss per share takes into consideration shares of common stock outstanding (computed under basic net loss per share) and potentially dilutive shares of common stock that are not anti-dilutive.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution are not insured by the FDIC. Concentration of credit risk associated with accounts receivable is significant due to the limited number of customers. The Company performs ongoing credit evaluations of its customers and generally requires partial deposits.

Financial Instruments —The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The carrying values of cash, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities.

Recently Issued Accounting Pronouncements — With the exception of those listed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of material significance, or have potential material significance, on our financial position, results of operations or cash flows.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

NOTE 2 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic well being of significant customers, we do not believe that significant credit risk exists at June 30, 2012 and December 31, 2011. We perform ongoing evaluations of our customers.

The Company maintains its cash balances in one financial institution that does not exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution. As of June 30, 2012 and December 31, 2011, the Company had no deposits that exceeded federally-insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 3 – EQUIPMENT

Equipment, consists of the following at:

	June 30,	December 31,
	2012	2011

Equipment	$113,369	$109,704
Less accumulated depreciation and amortization	(83,836)	(70,661)

	$29,533	$39,043

NOTE 4 - RELATED PARTIES

We have adopted a written policy within our code of ethics that prohibits our executive officers and directors from entering into a related party transaction with us without the prior consent of our board of directors. All of our directors, executive officers and employees are required to report any such related party transaction to our board of directors.

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California profession corporation pursuant to which we granted MTA the rights to operate advanced skin services in our current center. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company respecting the provision of the Management Services for the Practice (collectively, "Management Expenses"). MTA, in addition to reimbursement of Management Expenses, a monthly service fee equal to forty percent (40%) of revenue, is payable, wit h a minimum amount of $2,500 per month (“Service Fee”). Ms. Stoppenhagen, our president, owns a minority interest of MTA. As of June 30, 2012, the Company owed MTA $4,529. As of December 31, 2011, MTA owed the Company $716.

	June 30, 2012	December 31, 2011

Beginning balance of year, due from (to) MTA	$716	$(7,876)
Amount accrued of the gross profit by MTA 2010	(20,245)	(21,408)
Amount due to the Company by MTA for expenses paid MTA’s behalf 2010	15,000	30,000
Ending balance of year, due from (to) MTA	$(4,529)	$716

NOTE 5 – RELATED PARTY NOTE PAYABLE

In December 2011, we entered into a Revolving Promissory Note (the “Note”) with Marichelle Stoppenhagen, our president. Under the terms of the Note, Marichelle Stoppenhagen agreed to advance us, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until December 31, 2012. All advances shall be paid on or before December 31, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually. As of June 30, 2012, there was $50,000 owed under the note.

MATTER OF FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS" THAT CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES.  MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING,  BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY'S MARKETING PLANS, GOALS, COMPETITIVE CONDITIONS, REGULATIONS THAT AFFECT PUBLIC COMPANIES THAT HAVE NO EXISTING BUSINESS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS.  NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q FOR MYSKIN, INC., INCLUDING, BUT NOT LIMITED TO THE MATTERS SET FORTH IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISK FACTORS AND UNCERTAINTIES SET FORTH IN ITEM 1A, "RISK FACTORS" AND THE RISKS ASSOCIATED WITH A SMALL COMPANY THAT HAS ONLY A LIMITED HISTORY OF OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS.  WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

As used herein, the term "the Company," "we,"  "us," and "our" refer to MySkin, Inc., a California corporation unless otherwise noted.

 Item 2.  Plan of Operation.

Corporate Background

The Company was was incorporated on November 15, 2007.  We ceased to be a development stage enterprise effective January 1, 2008 as our planned principal operations had commenced.

MySkin offers management services to one medspa which provides skin resurfacing, skin rejuvenation, vein treatment, microdermabrasion, hair reduction, chemical peels and other age-management services. These medspas take a comprehensive approach to skin care, by offering a wide ranch of services. Our management services include, but are not limited to, marketing, capital, facilities, equipment, administration, personnel and management expertise for medspas. Utilizing electronic medical records, vendor relationships and customer service protocols, we intend to brand and replicate our management services with other doctors and practitioners in demographically selected metropolitan areas.

We currently provide management services to one medspa. We entered into a Facilities and Management Services Agreement with MTA a California profession corporation pursuant to which we granted MTA the rights to perform advanced skin services in our current center.  We do not fully consolidate the operations of MTA. Because the source of most of our revenue is through the agreement with MTA, our financial performance would be negatively impacted by unfavorable developments in that business. Our financial performance depends on MTA performance under the agreement with MTA. If MTA’s performance ceases our revenue would cease until such time as we entered into a similar agreement. To the extent we did not enter into an alternative agreement our revenues would cease. There are not any known trends, demands, commitments, events or uncertainties related to MTA that are reasonably likely to have a material favorable or unfavorable effect on MySkin.

Our auditors have issued a going concern opinion which means they concluded there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. The opinion was issued because we have generated minimal revenues and minimal revenues are anticipated for the foreseeable future.

Results of Operation

Three Months Ended June 30, 2012 Compared to the Three Months ended June 30, 2011

Revenues

Revenues were $28,924 and $17,674 for the three months ended June 30, 2012 and 2011, respectively. The revenue for the three months ended June 30, 2012 consisted $25,088 for of aesthetic services performed by MTA and $3,836 for products sold. The revenue for the three months ended June 30, 2011 consisted $14,174 for aesthetic services performed by MTA and $3,500 for products sold. We believe the revenues increased from 2011 to 2012 due to change of location of the facility which we manage to a location that has more visibility as well as a larger base of customers.

Cost of Sales

Cost of sales was $21,384 and $13,096 for the three months ended June 30, 2012 and 2011. The cost of sales for the three months ended June 30, 2012 consisted $11,309 for of aesthetic services performed by MTA, $7,019, for materials used in those services and $3,056 for products sold. The cost of sales for the three months ended June 30, 2011 consisted $6,867 for of aesthetic services performed by MTA, $3,449 for materials used in those services and $2,780 for products sold. The increase in costs of sales was related to an increase in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”)expenses were $15,583 and $12,149 for the three months ended June 30, 2012 and 2011, respectively. The increase in selling, general and administrative expenses of $3,434 was due to an increase in consulting expenses and depreciation expense. The S,G&A for the three months ended June 30, 2012 consisted primarily of $7,518 of depreciation expense, $1,875 of rent expense, and $2,553 of staffing expense. The S,G&A for the three months ended June 30, 2011 consisted primarily of $5,140 depreciation expense, $2,500 of rent expense and $1,594 of staffing expense.

Six Months Ended June 30, 2012 Compared to the Six Months ended June 30, 2011

Revenues

Revenues were $52,346 and $32,180 for the six months ended June 30, 2012 and 2011, respectively. The revenue for the six months ended June 30, 2012 consisted $44,694 for of aesthetic services performed by MTA and $7,652 for products sold. The revenue for the six months ended June 30, 2011 consisted $23,039 for aesthetic services performed by MTA and $9,141 for products sold. We believe the revenues increased from 2011 to 2012 due to change of location of the facility which we manage to a location that has more visibility as well as a larger base of customers.

Cost of Sales

Cost of sales was $38,849 and $23,195 for the six months ended June 30, 2012 and 2011. The cost of sales for the six months ended June 30, 2012 consisted $20,245 for of aesthetic services performed by MTA, $12,078, for materials used in those services and $6,526 for products sold. The cost of sales for the six months ended June 30, 2011 consisted $13,477 for of aesthetic services performed by MTA, $1,773 for materials used in those services and $7,945 for products sold. The increase in costs of sales was related to an increase in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”) expenses were $26,569 and $26,574 for the six months ended June 30, 2012 and 2011, respectively. The S,G&A for the six months ended June 30, 2012 consisted primarily of $13,174 of depreciation expense, $4,375 of rent expense, and $2,582 of staffing expense. The S,G&A for the six months ended June 30, 2011 consisted primarily of $10,281 depreciation expense, $4,500 of rent expense and $3,267 of staffing expense.

Liquidity and Capital Resources

We may experience illiquidity and may be dependent on our management and shareholders to provide funds to maintain our activities.  In the event that we are not able to raise additional capital, Marichelle Stoppenhagen has indicated they are willing to accrue their expenses until such time that we are financially stable.

Net cash provided by operating activities for the six months ending June 30, 2012 and 2011 was $14,964 and $5,290, respectively.

Net cash used in investing activities for the six months ending June 30, 2012 and 2011 was $3,663 and $5,144, respectively which was due to the purchase of equipment.

Net cash provided by financing activities for the six months ending June 30, 2012 and 2011 was zero. In December 2011, we entered into a Revolving Promissory Note (the “Note”) with Marichelle Stoppenhagen, our president.  Under the terms of the Note, Ms. Stoppenhagen agreed to advance us, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until December 31, 2012.  All advances shall be paid on or before December 31, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually.  In the Event of Default, the Holder shall be held in a first credit position on the entire amount due on this Note. We immediately withdrew $50,000 to fund our plans. Currently, there is $50,000 remaining to us to draw upon under this Note as of December 31, 2011 and June 30, 2012.

In December 2011, Marichelle Stoppenhagen, our president, forgave amounts owed to her by the Company of $60,500 which we recorded as a capital contribution.

We plan to seek additional funding of $250,000 to fund future growth.  In the event that we do not receive these funds, we do not have any capital commitments and believe that our current working capital is sufficient to fund our operations for the next 12 months if we take a more conservative growth strategy.  The amount our future capital requirements, however, depends primarily on the rate at which we begin generating revenues and the gross profit margins we are able to achieve. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our services and the degree to which competitive services adversely impact our anticipated gross profit margins.  As long as our cash flow from operations remains insufficient to completely fund operations, we will deplete our financial resources.  If our business does not grow at the rate we internally project, we may be required to seek additional capital through equity and/or debt financing.  If we raise additional capital through the issuance of debt, this will result in interest expense.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by existing stockholders may be reduced and those stockholders may experience significant dilution.  In addition, new securities may contain certain rights, preferences or privileges that are senior to those of our common stock.  Should it be necessary to raise additional working capital, there can be no assurance that acceptable financing can be obtained on suitable terms, if at all.  If we were unable to obtain the financing necessary to support our operations, we could be unable to continue as a going concern.  In that event, we could be forced to cease operations and our stockholders could lose their entire investment in our Company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Significant Accounting Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2012, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and
    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the third quarter ending June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings. We are aware of a threatened claim asserted by a former customer.

Item 1A.  Risk Factors.

Our operations and our securities are subject to a number of substantial risks, including those described below.  If any of these or other risks actually occur, our business, financial condition and operating results, as well as the trading price or value of its securities could be materially adversely affected.  No attempt has been made to rank these risks in the order of their likelihood or potential harm.  In addition to those general risks enumerated elsewhere in the document, any purchaser of our common stock should also consider the following risk factors:

  An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our business plan involves operations in a highly competitive industry with few barriers to entry and our working capital, including the funds available to market our services, is limited.  There are no assurances whatsoever that we will ever successfully implement our business plan, generate any significant revenues, attain profitability or positive cash flow from operating activities.  In addition, following the date of this prospectus we will become subject to the reporting requirements of the Securities Exchange Act of 1934 with respect to quarterly, annual and other reports to be filed with the SEC.  These reporting obligations will require us to spend significant amounts on audit and other professional fees.  Because of our limited capital resources we may be unable to meet our working capital requirements which would have a material adverse effect on our business, financial condition and results of operations.  We are subject to all the risks inherent in a start-up enterprise.  Our prospects must be considered in light of the numerous risks, expenses, delays, problems and difficulties frequently encountered in the establishment of a new business.

100% of our revenues are currently derived from a management services agreement with MTA.

The revenues from our California clinic, which represent 100% of the Company’s revenues, are derived from services provided under a management services agreement with MTA. See Business Description. Under the terms of the management services agreement, our management service fee is equal to 40% of the gross revenues of MTA. Dr. Agner and Ms. Stoppenhagen currently and in the foreseeable future perform the substantial majority of the services for MTA. We can give no assurance that a qualified replacement will be expeditiously identified and approved in the event our management service agreement is terminated or Dr. Agner or Ms. Stoppenhagen choose to not perform the services. The termination of our management services arrangement or Dr. Agner or Ms. Stoppenhagen discontinuation of their services could have a material adverse effect on our financial condition, cash flows and results of operations.

The physicians providing services in our clinics will likely not devote 100% of their time to the Company’s business.

Dr. Agner, our current contracting physician, devotes approximately 10% of his time to (i) treating patients outside of his relationship with us, (ii) research and continuing education, (iii) managing the business affairs of MTA and (iv) interviews and other media activities which may or may not benefit our business. We anticipate that all of the primary physicians with whom we may contract, and who assume responsibility for ensuring the overall supervision and operation of our future clinics will similarly devote less than 100% of their time to our business or the provision of services at our clinics. There is a risk that our contracting physicians will not devote the requisite time to our business or the provision of services at our clinics, thereby adversely effecting our results of operations and financial condition.

We have incurred losses in prior periods and may incur losses in the future.

We incurred net losses of $135,066 for the period from November 15, 2007 (inception) to June 30, 2012. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our independent auditors’ report states that there is a substantial doubt that we will be able to continue as a going concern.

We have received a report from our independent auditors that includes an explanatory paragraph describing their substantial doubt about our ability to continue as a going concern. This may negatively impact our ability to obtain additional funding or funding on terms attractive to us and may negatively impact the market price of our stock.

Our failure to partner with physicians and nurse practitioners in a competitive labor market could limit our ability to execute our growth strategy, resulting in a slower rate of growth.

Our business depends on our ability to continue to work with a sufficient number of qualified licensed doctors and nurses. We have contracted with MTA to staff our medical clinic.   Although we believe we have an effective recruitment process, there is no assurance that we will be able to secure arrangements with sufficient numbers of licensed doctors and nurses or retain the services of such practitioners. We may also recruit our personnel from a variety of employment agencies and services. If we experience delays or shortages in obtaining access to qualified physicians and nurses, we would be unable to expand our services and operations, resulting in reduced revenues.

We rely upon a related party to provide our medical personnel and as a result, we could be adversely affected by the inability of the related party to provide sufficient personnel, the financial condition of the related party or by the deterioration or termination of our relationship with the related party.

As a result of state regulations, we are unable to directly employ medical personnel, as it would constitute the unlawful practice of medicine.  As a result, we have entered into a Facilities and Management Services Agreement with MTA.  Pursuant to this agreement, MTA has the exclusive right to operate a medical practice in our facility, including the responsibility of hiring the medical personnel (physicians and nurses).  A significant decline in MTA’s financial condition or an inability of them to hire enough qualified medical personnel could adversely affect our results of operations.

Our business may be adversely affected by any downturn in the U.S. economy and other market factors outside of our control.

Our business is dependent on discretionary consumer spending. A significant downturn in the national economy, heightened inflation and prolonged economic weakness in the spending of discretionary funds, could adversely affect our business, financial condition and results of operations. Our products and services are not eligible for insurance reimbursement and as such any reduction in consumer spending may adversely affect our business. Although we believe we have adopted an effective strategy of steady growth so that we would be less negatively influenced by adverse economic conditions, there can be no assurance that we will be successful in expanding the nature and scope of our product and service offerings.  In such an environment, our business, financial condition and results of operations could be materially and adversely affected.

We may not succeed in establishing intellectual property or our brand name, which could prevent us from acquiring customers and increasing our revenues.

A significant element of our business strategy is to build market share by continuing to promote and establish our brand name or trademark.  Currently, we do not have a registered trademark or other intellectual property.  If we cannot establish our brand identity through our trademark, we may fail to build the critical mass of customers required to substantially increase our revenues.  Promoting and positioning our brand in the marketplace will depend largely on the success of our sales and marketing efforts and our ability to provide a consistent, high quality customer experience.  To promote our brand, we expect that we will incur substantial expenses related to advertising and other marketing efforts.  If our brand promotion activities fail, our ability to attract new customers and maintain customer relationships will be adversely affected, and, as a result, our financial condition and results of operations will suffer.  If we fail to register MySkin as a trademark it may hurt our efforts to build brand identity.

If any of our third party suppliers or manufactures is required to obtain regulatory approval and fail to obtain or maintain the regulatory approvals, and cannot adequately meet our supply needs, our business could be harmed.

We use third party products, equipment and other supplies that are available from limited commercial sources.  Some of these products and equipment are regulated by the FDA, and our supply may be interrupted or impaired by regulatory issues that such vendors may experience.  There is no guarantee that any such vendors will be able to meet existing regulatory requirements without significant expense, or be able to satisfy any new regulatory requirements. We may not have the ability to substitute material from an alternate source.  If we experience product or equipment shortages as a result of any regulatory issues experienced by our vendors or for any other reason, such shortages could have an adverse impact on our ability to sell our services and products and negatively impact our revenue.

If we are unable to avoid significant exposure to product liability claims, our business could be harmed.

We are exposed to professional and product liability and other claims in the event that our services or the use of our products is alleged to have resulted in adverse effects.  While we will continue to take precautions, we may not avoid significant product liability exposure.  We do not currently maintain product liability insurance, and there is no guarantee that we will have coverage in the future sufficient to alleviate this risk.  If we are sued for any injury caused by our services or products we use, we could suffer a significant financial loss.

We lack long-term contracts with vendors and clients and there can be no assurance that we will successfully establish or maintain any long-term contracts to buy or sell ours products and services in the future.

The medspa industry is predominantly a localized industry with few dominant companies and many single owner locations.  As such, there is significant competition for vendors and clients and less incentive for long term contract opportunities.  Additionally, we do not have long-term contracts with our vendors to buy and sell our products.  We may not be able to sell our current product line and have to sell an alternative product line which may not have customer acceptance.  This could adversely affect our product revenue.  Additionally, due to our relative small size and order volume, larger competitors may obtain price advantages due to larger volume of sales in the same products.  We plan to establish long term contracts with our product vendors which would give us volume discounts when certain goals were accomplished.

We have generated little revenue from our business and we may need to raise additional funds in the near future. If we are unable to do so, we might be forced to discontinue our operations.

Our cash requirements may vary materially from those now planned depending on numerous factors, including the results of our sales activities, the acquisition of competitors, purchase of equipment or additional property leases and various market conditions. We believe that the net proceeds from our prior capital raising activities, together with our current and projected revenue and cash flow from future operations, if any, will be sufficient to fund our working capital and other capital requirements in the future. We will require additional capital to conduct our business activities if we decide to grow our business. Based on current and expected operations, we anticipate that we will require approximately $250,000 to expand our operations over the next twelve months. There can be no assurance that additional funds will be available on terms attractive to us or at all. If adequate funds are not available, we may be required to curtail our planned expansion and/or otherwise materially reduce our operations. Even if such funds are available, there can be no assurance that our business will be successfully developed or received. . If we are to sell additional shares, such sale may result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business and meet our business objectives, which might result in the loss of some or all of your investment in our common stock.

We are dependent on key personnel to operate and grow our business.

Our success will be largely dependent upon the efforts of Marichelle Stoppenhagen. We do not currently have an employment agreement with Ms. Stoppenhagen. The loss of the services of this individual could have a material adverse effect on our business and prospects. There can be no assurance that we will be able to retain the services of such individual in the future. In addition, our future success is dependent on our ability to attract, train, retain and motivate high quality personnel.

No public trading market currently exists for our common stock, which makes it difficult for our stockholders to sell their common stock.

Our shares of common stock are not currently publicly traded. We intend in the near term to apply for listing of our common stock on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”). Although we will be applying to list our common stock on the OTC Bulletin Board, there can be no assurance that our application will be granted or that an active public market will develop or be sustainable for our common stock. Additionally, there can be no assurance any broker will be interested in trading our stock. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. You may have no more liquidity in your shares of common stock even if we are successful in the future in registering with the SEC and listing on the OTC Bulletin Board.

Our President and Chairman holds a controlling interest in our company, and she may be able to control or influence certain corporate actions without approval by other stockholders.

As of November 2, 2012, our President and Chairman, Ms. Stoppenhagen beneficially owns approximately 70% of our outstanding common stock. As a result, she may be able to control or substantially influence the outcome of matters requiring approval by the stockholders of the Company, including the election of directors and approval of significant corporate transactions.

We have never paid dividends and have no plans to do so in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, in the market value of their shares of common stock. See “Dividend Policy.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None

Item 6. Exhibits.

Exhibits
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Security Exchange Act Rule 13a-14 and 15d-14.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYSKIN, INC.

Date: November 2, 2012	BY: /s/ Marichelle Stoppenhagen Marichelle Stoppenhagen Chief Executive Officer

Date: November 2, 2012	BY: /s/ Marichelle Stoppenhagen Marichelle Stoppenhagen Chief Financial Officer, Principal Accounting Officer