Form 10-Q
period 2012-03-31
MySkin, Inc.
filed 2012-11-06
CIK 1436161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

On November 6, 2012, there were 1,505,000 shares of the issuer's common stock were outstanding.

MySkin, Inc.

Part 1.  Financial Information

MYSKIN, INC.

BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$10,501	$56,294
Due from related party	—	716
Inventory	5,659	7,088
TOTAL CURRENT ASSETS	16,160	64,098
Equipment, net	33,387	39,043
TOTAL ASSETS	$49,547	$103,141

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$22,649	$26,640
Due to related party	5,425	—
Note payable, related party	—	50,000
TOTAL CURRENT LIABILITIES	28,074	76,640

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, zero issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 1,420,000 issued and outstanding at March 31, 2012 and December 31, 2011	1,420	1,420
Additional paid in capital	147,075	147,075
Accumulated deficit	(127,022)	(121,994)
Total stockholders' equity	21,473	26,501
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,547	$103,141

See accompanying notes to financial statements.

MYSKIN, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Total revenue	$25,838	$14,506
Cost of sales	19,881	10,099
Gross Profit	5,957	4,407

Selling, general and administrative expenses	10,986	14,425
Net loss	$(5,029)	$(10,018)
Net loss per share of common stock	$(0.00)	$(0.01)
Weighted average shares outstanding	1,420,000	1,420,000

See accompanying notes to financial statements.

MYSKIN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(5,029)	$(10,018)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,656	5,140
Changes in operating assets and liabilities:
Accounts receivable	—	238
Due to/accounts receivable, related party	6,141	(890)
Inventory	1,429	(1,378)
Accounts payable and accrued expenses	(3,990)	15,208
Net cash provided by operating activities	4,207	8,300
INVESTING ACTIVITIES:
Purchase of equipment	—	(5,144)
Net cash used in investing activities	—	(5,144)
FINANCING ACTIVITIES:
Note payable – related party	(50,000)	—
Net cash used in financing activities	(50,000)	—
NET INCREASE IN CASH	(45,793)	3,156
CASH, Beginning of period	56,294	3,608
CASH, End of period	$10,501	$6,764

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received / (paid) during the period:
Interest	$—	$—
Income Taxes	$—	$1,658

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

Going Concern — The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations since its inception and has an accumulated deficit of $127,022 and a stockholder’s equity of $21,473 at March 31, 2012. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.

In addition, the recovery of the Company’s assets is dependent upon future events, the outcome of which is undetermined. The Company intends to continue to attempts to raise additional capital, but there can be no certainty that such efforts will be successful.

Consolidation Policy The Company has only one contractual relationship with MTA which is the management services agreement. The Company evaluated the various relationships between the parties to determine whether to consolidate MTA as a variable interest entity pursuant to ASC 810, Consolidation . The Company determined that it was not the primary beneficiary of the interest and that it should not consolidate MTA. The Company’s conclusion was based upon an analysis of the various relationships and California state law restrictions on relationships between licensed professionals and businesses. To complete its analysis, management made assumptions regarding the relevance of certain factors, including state law requirements, which were given significant weight. In the event that state law should change, there should be material changes in the relationships or management’s judgment as to the relevance of various factors should change, the Company might determine that consolidation would be appropriate.

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's financial statements. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

NOTE 2 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic well being of significant customers, we do not believe that significant credit risk exists at March 31, 2012 and December 31, 2011. We perform ongoing evaluations of our customers.

The Company maintains its cash balances in one financial institution that does not exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution. As of March 31, 2012 and December 31, 2011, the Company had no deposits that exceeded federally-insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 3 – EQUIPMENT

Equipment, consists of the following at:

	March 31,	December 31,
	2012	2011

Equipment	$109,705	$109,705
Less accumulated depreciation and amortization	(76,318)	(70,662)

	$33,387	$39,043

NOTE 4 - RELATED PARTIES

We have adopted a written policy within our code of ethics that prohibits our executive officers and directors from entering into a related party transaction with us without the prior consent of our board of directors. All of our directors, executive officers and employees are required to report any such related party transaction to our board of directors.

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California profession corporation pursuant to which we granted MTA the rights to operate advanced skin services in our current center. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company respecting the provision of the Management Services for the Practice (collectively, "Management Expenses"). MTA, in addition to reimbursement of Management Expenses, a monthly service fee equal to forty percent (40%) of revenue, is payable, wit h a minimum amount of $2,500 per month (“Service Fee”). Ms. Stoppenhagen, our president, owns a minority interest of MTA. As of March 31, 2012, the Company owed MTA $425. As of December 31, 2011, MTA owed the Company $716.

	March 31, 2012	December 31, 2011

Beginning balance of year, due from (to) MTA	$716	$(7,876)
Amount accrued of the gross profit by MTA	(8,641)	(21,408)
Amount due to the Company by MTA for expenses paid MTA’s behalf	7,500	30,000
Ending balance of year, due from (to) MTA	$(425)	$716

 NOTE 6 – RELATED PARTY NOTE PAYABLE

In December 2011, we entered into a Revolving Promissory Note (the “Note”) with Marichelle Stoppenhagen, our president. Under the terms of the Note, Marichelle Stoppenhagen agreed to advance us, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until December 31, 2012. All advances shall be paid on or before December 31, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually. As of March 31, 2012, there was zero owed under the note.

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

Results of Operation

Three Months Ended March 31, 2012 Compared to the Three Months ended March 31, 2011

Revenues

Revenues were $25,838 and $14,506 for the three months ended March 31, 2012 and 2011, respectively. The revenue for the three months ended March 31, 2012 consisted $22,022 for of aesthetic services performed by MTA and $3,816 for products sold. The revenue for the three months ended March 31, 2011 consisted $8,865 for aesthetic services performed by MTA and $5,641 for products sold. We believe the revenues increased from 2011 to 2012 due to change of location of the facility which we manage to a location that has more visibility as well as a larger base of customers.

Cost of Sales

Cost of sales was $19,881 and $10,099 for the three months ended March 31, 2012 and 2011. The cost of sales for the three months ended March 31, 2012 consisted $8,936 for of aesthetic services performed by MTA, $8,217 for materials used in those services and $2,728 for products sold. The cost of sales for the three months ended March 31, 2011 consisted $6,610 for of aesthetic services performed by MTA, $3,157 for materials used in those services and $332 for products sold. The increase in costs of sales was related to an increase in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”)expenses were $10,986 and $14,425 for the three months ended March 31, 2012 and 2011, respectively. The decrease in selling, general and administrative expenses of $3,434 was due to a decrease in consulting expenses. The S,G&A for the three months ended March 31, 2012 consisted primarily of $5,657 of depreciation expense and $2,500 of rent expense. The S,G&A for the three months ended March 31, 2011 consisted primarily of $5,140 depreciation expense, $2,000 of rent expense and $1,673 of staffing expense.

Liquidity and Capital Resources

We may experience illiquidity and may be dependent on our management and shareholders to provide funds to maintain our activities.  In the event that we are not able to raise additional capital, Marichelle Stoppenhagen has indicated they are willing to accrue their expenses until such time that we are financially stable.

Net cash provided by operating activities for the three months ending March 31, 2012 and 2011 was $4,207 and $8,300, respectively.

Net cash used in investing activities for the three months ending March 31, 2012 and 2011 was zero and $5,144, respectively which was due to the purchase of equipment.

Net cash used in financing activities for the three months ending March 31, 2012 and 2011 was $50,000 and zero, respectively. In December 2011, we entered into a Revolving Promissory Note (the “Note”) with Marichelle Stoppenhagen, our president.  Under the terms of the Note, Ms. Stoppenhagen agreed to advance us, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until December 31, 2012.  All advances shall be paid on or before December 31, 2012 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually.  In the Event of Default, the Holder shall be held in a first credit position on the entire amount due on this Note. We immediately withdrew $50,000 to fund our plans. Currently, there is zero remaining to us to draw upon under this Note as of March 31, 2012.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:  We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2012, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.  However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of March 31, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting:  There were no changes in our internal control over financial reporting during the third quarter ending March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of $127,022 for the period from November 15, 2007 (inception) to March 31, 2012. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

As of November 6, 2012, our President and Chairman, Ms. Stoppenhagen beneficially owns approximately 70% of our outstanding common stock. As a result, she may be able to control or substantially influence the outcome of matters requiring approval by the stockholders of the Company, including the election of directors and approval of significant corporate transactions.

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

MYSKIN, INC.

Date: November 6, 2012	BY: /s/ Marichelle Stoppenhagen Marichelle Stoppenhagen Chief Executive Officer

Date: November 6, 2012	BY: /s/ Marichelle Stoppenhagen Marichelle Stoppenhagen Chief Financial Officer, Principal Accounting Officer