Form 10-Q/A
period 2012-03-31
MySkin, Inc.
filed 2013-05-08
CIK 1436161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment #1)

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

1

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the periods ended March 31, 2012 and 2011, filed by MySkin, Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission on November 6, 2012 (the “Original Report”).

We have restated our financial statements for the three months ended March 31, 2012 and 2011 to correct the manner in which we presented revenue related to our management fee and reimbursement of expenses. Specifically, we are presenting revenues as only the management fee. Previously, we presented the revenues as gross revenue reporting. Additionally, we are presenting reimbursement of expenses as revenues. Previously, we presented reimbursement of expenses as a reduction in expenses. These changes in our presentation of revenue do not have an impact on our net income but generally result in an increase in revenue and an increase in expenses by the same amount.

The Form 10-Q/A includes amended and restated financial statements and related financial information for the three months ended March 31, 2012 and 2011. The nature, timing, and impact of the restatement and the amended and restated financial results for the periods ended March 31, 2012 and 2011 is disclosed in Note 6 to the financial statements

The Form 10-Q/A amends and restates the following items of the Form 10Q as described above: (i) Part I, Item 1 – Financial Statements; (ii) Part I, Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition and (iii) Part II, Item 6 – Exhibits.

All information in the Form 10-Q, as amended by the Form 10-Q/A, speaks as to the date of the original filing of the Form 10-Q for such period and does not reflect any subsequent information or events except as noted in the Form 10-Q/A. all information contained in the Form 10-Q/A is subject to updating and supplementing as provided in the Company’s reports, as amended, filed with the Securities and Exchange Commission subsequent to the date of the initial filing of the Form 10-Q.

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

MYSKIN, INC.

RESTATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Management fee	$5,957	4,407
Reimbursement of expenses	7,500	7,500
Total revenues	13,457	11,907

Selling, general and administrative expenses	18,486	21,925
Net loss	$(5,029)	$(10,018)
Net loss per share of common stock	$(0.00)	$(0.01)
Weighted average shares outstanding	1,420,000	1,420,000

See accompanying notes to financial statements.

MYSKIN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(5,029)	$(10,018)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,656	5,140
Management fees and reimbursement of expenses, related parties	1,436	(890)
Changes in operating assets and liabilities:
Accounts receivable	—	238
Due to/accounts receivable, related party	4,705	—
Inventory	1,429	(1,378)
Accounts payable and accrued expenses	(3,990)	15,208
Net cash provided by operating activities	4,207	8,300
INVESTING ACTIVITIES:
Purchase of equipment	—	(5,144)
Net cash used in investing activities	—	(5,144)
FINANCING ACTIVITIES:
Note payable – related party	(50,000)	—
Net cash used in financing activities	(50,000)	—
NET INCREASE IN CASH	(45,793)	3,156
CASH, Beginning of period	56,294	3,608
CASH, End of period	$10,501	$6,764

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received / (paid) during the period:
Interest	$—	$—
Income Taxes	$—	$1,658

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

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California profession corporation pursuant to which we granted MTA the rights to perform advanced skin services in our current center. MTA is a related party as Marichelle Stoppenhagen, our president and principle shareholder, owns 49% of MTA. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company, with respect to the provision of the Management Services for the Practice (collectively, "Management Expenses"). Under this agreement, MTA is obligated to reimburse Management Expenses and pay a monthly service fee equal to forty percent (40%) of gross collected revenue with a minimum amount of $2,500 per month (“Service Fee”). Gross Collected Revenue shall be defined as the gross amount of all sums collected from the professional services performed and medical supplies provided by or on behalf of doctor in the practice less the cost of goods sold related to those product sales and materials used in those services , and shall not include revenue collected by Company from customers of Company for non-medical services or products provided. MTA has retained the services of Ms. Stoppenhagen, our president, Maria Teresa Agner, MD to provide services at our facility.

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

Revenue Recognition — The Company’s revenues are derived from management services provided to MTA, a related party. Our president, Marichelle Stoppenhagen, owns 66.4% of the Company and Ms. Stoppenhagen owns 49% of MTA. Dr. Agner spends 0 to 25% of her time working for MTA not the Company. During the years ended December 31, 2011 and 2010 the Company was not in complete compliance with the Facilities and Management Agreement. The Company provides nonmedical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues less cost of goods sold (as defined in the Management Services Agreement). During the three months ended March 31, 2012 and 2011, the Company did not receive cash from MTA for management fees and reimbursement of expenses.  Our revenues presented are comprised of the management fee and reimbursement of expenses.

Under the Facilities and Management Services Agreement, we are reimbursed expenses by MTA. The Company earns no profit on the expenses and the MTA is a related party due to our president owning 49% of MTA. We have treated the reimbursement of expenses as revenue. The substance of the revenues pertaining to the reimbursement of expenses are describted under our accounting policy Selling, General and Administrative Expenses. The revenues for the Company are generated from the Facilities and Management Agreement with MTA.

Advertising Costs --- Advertising costs have primarily consisted of advertising materials and costs of trade shows the Company has attended. All advertising costs have been expensed as incurred.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of personnel-related costs, rent, corporate costs, fees for professional and consulting services, advertising costs, and other costs of administration such as marketing, human resources, finance and administrative roles.

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

NOTE 2 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic well-being of significant customers, we do not believe that significant credit risk exists at March 31, 2012 and December 31, 2011. We perform ongoing evaluations of our customers.

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

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California profession corporation pursuant to which we granted MTA the rights to operate advanced skin services in our current center. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company respecting the provision of the Management Services for the Practice (collectively, "Management Expenses"). MTA, in addition to reimbursement of Management Expenses, a monthly service fee equal to forty percent (40%) of revenue less the cost of goods sold related the revenue , is payable, wit h a minimum amount of $2,500 per month (“Service Fee”). Ms. Stoppenhagen, our president, owns a minority interest of MTA. As of March 31, 2012, the Company owed MTA $425. As of December 31, 2011, MTA owed the Company $716.

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

NOTE 6 – RESTATEMENT STATEMENT OF OPERATIONS

We have restated our Statement of Operations for the three and six months ended June 30, 2012 and 2011 to correct the manner in which we presented revenue related to our management fee and reimbursement of expenses. Specifically, we are presenting revenues as only the management fee. Previously, we presented the revenues as gross revenue reporting. Additionally, we are presenting reimbursement of expenses as revenues. Previously, we presented reimbursement of expenses as a reduction in expenses. These changes in our presentation of revenue do not have an impact on our net income but generally result in an increase in revenue and an increase in expenses by the same amount. Below table sets forth the effect of the restatement for the three and nine months ended June 30, 2012 and 2011:

	Three Months Ended March 31,				Three Months Ended March 31,
	2012			2012	2011			2011
	Previously Reported	Adjustments		As Restated	Previously Reported	Adjustments		As Restated

Management fee	$-		$5,957	$5,957	$-		$4,407	$4,407
MTA Revenues	25,838		(25,838)	-	14,506		(14,506)	-
Reimbursement of expenses	-		7,500	7,500	-		7,500	7,500
Total revenues	25,838		(12,381)	13,457	14,506		(2,599)	11,907
Cost of Sales	19,881		(19,881)	-	10,099		(10,099)	-
Gross Profit	5,957		7,500	13,457	4,407		7,500	11,907

Selling, general and administrative expenses	10,986		7,500	18,486	14,425		7,500	21,925
Net income / (loss)	$(5,029)	$		$(5,029)	$(10,018)	$		$(10,018)
Net income / (loss) per share of common stock	$0.01			$0.01	$(0.01)			$(0.00)
Weighted average shares outstanding	1,420,000			1,420,000	1,420,000			1,420,000

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

Results of Operation

Three Months Ended March 31, 2012 Compared to the Three Months ended March 31, 2011

Revenues

Revenues were $13,457 and $11,907 for the three months ended March 31, 2012 and 2011, respectively. The revenue for the three months ended March 31, 2012 consisted $5,957 for of management fees and $7,500 for reimbursement of expenses. The revenue for the three months ended March 31, 2011 consisted $4,407 for management fees and $7,500 for reimbursement of expenses. We believe the revenues increased from 2011 to 2012 due to change of location of the facility which we manage to a location that has more visibility as well as a larger base of customers.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”)expenses were $18,486 and $21,925 for the three months ended March 31, 2012 and 2011, respectively. The decrease in selling, general and administrative expenses of $3,434 was due to a decrease in consulting expenses. The S,G&A for the three months ended March 31, 2012 consisted primarily of $5,657 of depreciation expense, $7,529 staffing expense and $2,500 of rent expense. The S,G&A for the three months ended March 31, 2011 consisted primarily of $5,140 depreciation expense, $2,000 of rent expense and $9,173 of staffing expense.

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

Dr. Agner, our current contracting physician, devotes approximately 10% of his time to (i) treating patients outside of his relationship with us, (ii) research and continuing education, (iii) managing the business affairs of MTA and (iv) interviews and other media activities which may or may not benefit our business. We anticipate that all of the primary physicians with whom we may contract, and who assume responsibility for ensuring the overall supervision and operation of our future clinics will similarly devote less than 100% of their time to our business or the provision of services at our clinics. There is a risk that our contracting physicians will not devote the requisite time to our business or the provision of services at our clinics, thereby adversely affecting our results of operations and financial condition.

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

MYSKIN, INC.

Date: May 7, 2013	BY: /s/ Marichelle Stoppenhagen Marichelle Stoppenhagen Chief Executive Officer

Date: May 7, 2013	BY: /s/ Marichelle Stoppenhagen Marichelle Stoppenhagen Chief Financial Officer, Principal Accounting Officer