Form 10-Q/A
period 2012-06-30
MySkin, Inc.
filed 2013-05-08
CIK 1436161

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the periods ended June 30, 2012 and 2011, filed by MySkin, Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission on November 2, 2012 (the “Original Report”).

We have restated our financial statements for the three and six months ended June 30, 2012 and 2011 to correct the manner in which we presented revenue related to our management fee and reimbursement of expenses. Specifically, we are presenting revenues as only the management fee. Previously, we presented the revenues as gross revenue reporting. Additionally, we are presenting reimbursement of expenses as revenues. Previously, we presented reimbursement of expenses as a reduction in expenses. These changes in our presentation of revenue do not have an impact on our net income but generally result in an increase in revenue and an increase in expenses by the same amount.

The Form 10-Q/A includes amended and restated financial statements and related financial information for the three and six months ended June 30, 2012 and 2011. The nature, timing, and impact of the restatement and the amended and restated financial results for the periods ended June 30, 2012 and 2011 is disclosed in Note 6 to the financial statements

The Form 10-Q/A amends and restates the following items of the Form 10Q as described above: (i) Part I, Item 1 – Financial Statements; (ii) Part I, Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition and (iii) Part II, Item 6 – Exhibits.

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

MYSKIN, INC.

RESTATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Management fee	$7,540	$4,578	$13,497	$8,985
Reimbursement of expenses	7,500	7,500	15,000	15,000
Total revenues	15,040	12,078	28,497	23,985

Selling, general and administrative expenses	23,083	19,649	41,569	41,574
Net loss	$(8,043)	$(7,571)	$(13,072)	$(17,589)
Net loss per share of common stock	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares outstanding	1,420,000	1,420,000	1,420,000	1,420,000

See accompanying notes to financial statements.

MYSKIN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,072)	$(17,589)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	13,174	10,281
Management fees and reimbursement of expenses, related parties	5,245	(1,523)
Changes in operating assets and liabilities:
Accounts receivable	—	931
Inventory	(4,033)	(847)
Accounts payable and accrued expenses	4,650	14,037
Accounts payable and accrued expenses – related parties	9,000	—
Net cash provided by operating activities	14,964	5,290
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(3,663)	(5,144)
Net cash used in investing activities	(3,663)	(5,144)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
NET INCREASE IN CASH & CASH EQUIVLANTS	11,301	146
CASH, Beginning of period	56,294	3,608
CASH, End of period	$67,595	$3,754

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received / (paid) during the period:
Interest	$—	$—
Income Taxes	$—	$—

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

Revenue Recognition — The Company’s revenues are derived from management services provided to MTA, a related party. Our president, Marichelle Stoppenhagen, owns 66.4% of the Company and Ms. Stoppenhagen owns 49% of MTA. Dr. Agner spends 0 to 25% of her time working for MTA not the Company. During the years ended December 31, 2011 and 2010 the Company was not in complete compliance with the Facilities and Management Agreement. The Company provides nonmedical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues less cost of goods sold (as defined in the Management Services Agreement). During the six months ended December 31, 2011 and 2010, the Company did not receive cash from MTA for management fees and reimbursement of expenses.  Our revenues presented are comprised of the management fee and reimbursement of expenses.

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

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California profession corporation pursuant to which we granted MTA the rights to operate advanced skin services in our current center. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company respecting the provision of the Management Services for the Practice (collectively, "Management Expenses"). MTA, in addition to reimbursement of Management Expenses, a monthly service fee equal to forty percent (40%) of revenue less the cost of goods sold related the revenue, is payable, wit h a minimum amount of $2,500 per month (“Service Fee”). Ms. Stoppenhagen, our president, owns a minority interest of MTA. As of June 30, 2012, the Company owed MTA $4,529. As of December 31, 2011, MTA owed the Company $716.

	June 30, 2012	December 31, 2011

Beginning balance of period, due from (to) MTA	$716	$(7,876)
Amount accrued of the gross profit by MTA	(20,245)	(21,408)
Amount due to the Company by MTA for expenses paid MTA’s behalf	15,000	30,000
Ending balance of period, due from (to) MTA	$(4,529)	$716

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

	Three Months Ended June 30,				Three Months Ended June 30,
	2012			2012	2011			2011
	Previously Reported	Adjustments		As Restated	Previously Reported	Adjustments		As Restated

Management fee	$-		$7,540	$7,540	$-		$4,578	$4,578
MTA Revenues	28,924		(28,924)	-	17,674		(17,674)	-
Reimbursement of expenses	-		7,500	7,500	-		7,500	7,500
Total revenues	28,924		(13,884)	15,040	17,674		(5,596)	12,078
Cost of Sales	21,384		(21,384)	-	13,096		(13,096)	-
Gross Profit	7,540		7,500	15,040	4,578		7,500	12,078

Selling, general and administrative expenses	15,583		7,500	23,083	12,149		7,500	19,649
Net income / (loss)	$(8,043)	$		$(8,043)	$(7,571)	$		$(7,571)
Net income / (loss) per share of common stock	$0.01	$		$0.01	$(0.01)	$		$(0.00)
Weighted average shares outstanding	1,420,000			1,420,000	1,420,000			1,420,000

	Six Months Ended June 30,				Six Months Ended June 30,
	2012			2012	2011			2011
	Previously Reported	Adjustments		As Restated	Previously Reported	Adjustments		As Restated

Management fee	$-		$13,497	$13,497	$-		$8,985	$8,985
MTA Revenues	52,346		(52,346)	-	32,180		(32,180)	-
Reimbursement of expenses	-		15,000	15,000	-		15,000	15,000
Total revenues	52,346		(23,849)	28,497	32,180		(8,195)	23,985
Cost of Sales	38,849		(38,849)	-	23,195		(23,195)	-
Gross Profit	13,497		15,000	28,497	8,985		15,000	23,985

Selling, general and administrative expenses	26,569		15,000	41,569	26,574		15,000	41,574
Net income / (loss)	$(13,072)	$		$(13,072)	$(17,589)	$		$(17,589)
Net income / (loss) per share of common stock	$(0.01)	$		$(0.01)	$(0.02)	$		$(0.02)
Weighted average shares outstanding	1,420,000			1,420,000	1,420,000			1,420,000

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

Results of Operation

Three Months Ended June 30, 2012 Compared to the Three Months ended June 30, 2011

Revenues

Revenues were $15,040 and $12,078 for the three months ended June 30, 2012 and 2011, respectively. The revenue for the three months ended June 30, 2012 consisted $7,540 for of management fees and $7,500 for reimbursement of expenses. The revenue for the three months ended June 30, 2011 consisted 4,578 management fees and $7,500 for reimbursement of expenses. We believe the revenues increased from 2011 to 2012 due to change of location of the facility which we manage to a location that has more visibility as well as a larger base of customers.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”)expenses were $23,083 and $19,649 for the three months ended June 30, 2012 and 2011, respectively. The increase in selling, general and administrative expenses of $3,,434 was due to an increase in consulting expenses and depreciation expense. The S,G&A for the three months ended June 30, 2012 consisted primarily of $7,518 of depreciation expense, $1,875 of rent expense, and $10,053 of staffing expense. The S,G&A for the three months ended June 30, 2011 consisted primarily of $5,140 depreciation expense, $2,500 of rent expense and $9,094 of staffing expense.

Six Months Ended June 30, 2012 Compared to the Six Months ended June 30, 2011

Revenues

Revenues were $28,497 and $23,985 for the six months ended June 30, 2012 and 2011, respectively. The revenue for the six months ended June 30, 2012 consisted $13,497 for of management fees and $15,000 for reimbursement of expenses. The revenue for the six months ended June 30, 2011 consisted $8,985 for management fees and $15,000 for reimbursement of expenses. We believe the revenues increased from 2011 to 2012 due to change of location of the facility which we manage to a location that has more visibility as well as a larger base of customers.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”) expenses were $41,569 and $41,574 for the six months ended June 30, 2012 and 2011, respectively. The S,G&A for the six months ended June 30, 2012 consisted primarily of $13,174 of depreciation expense, $4,375 of rent expense, and $17,582 of staffing expense. The S,G&A for the six months ended June 30, 2011 consisted primarily of $10,281 depreciation expense, $4,500 of rent expense and $18,267 of staffing expense.

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