Form 10-Q/A
period 2012-09-30
MySkin, Inc.
filed 2013-05-09
CIK 1436161

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

Explanatory Note

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the periods ended September 30, 2012 and 2011, filed by MySkin, Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission on November 14, 2012 (the “Original Report”).

We have restated our financial statements for the three and nine months ended September 30, 2012 and 2011 to correct the manner in which we presented revenue related to our management fee and reimbursement of expenses. Specifically, we are presenting revenues as only the management fee. Previously, we presented the revenues as gross revenue reporting. Additionally, we are presenting reimbursement of expenses as revenues. Previously, we presented reimbursement of expenses as a reduction in expenses. These changes in our presentation of revenue do not have an impact on our net income but generally result in an increase in revenue and an increase in expenses by the same amount.

The Form 10-Q/A includes amended and restated financial statements and related financial information for the three and nine months ended September 30, 2012 and 2011. The nature, timing, and impact of the restatement and the amended and restated financial results for the periods ended September 30, 2012 and 2011 is disclosed in Note 7 to the financial statements

The Form 10-Q/A amends and restates the following items of the Form 10Q as described above: (i) Part I, Item 1 – Financial Statements; (ii) Part I, Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition and (iii) Part II, Item 6 – Exhibits.

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

MYSKIN, INC.

RESTATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2012	2011	2012	2011
Management fee	$11,083	$4,371	$24,580	$13,355
Reimbursement of expenses	18,537	7,500	33,537	22,500
Total revenues	29,620	11,871	58,117	35,855

Selling, general and administrative expenses	27,457	18,550	69,026	60,124
Net income / (loss)	$2,163	$(6,679)	$(10,909)	$(24,269)
Net income / (loss) per share of common stock	$0.01	$(0.00)	$(0.01)	$(0.02)
Weighted average shares outstanding	1,420,000	1,420,000	1,420,000	1,420,000

See accompanying notes to financial statements.

MYSKIN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(10,909)	$(24,269)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	19,230	15,420
Management fees and reimbursement of expenses, related parties	3,331	(2,467)
Changes in operating assets and liabilities:
Accounts receivable	—	931
Inventory	(2,263)	(38)
Prepaid	—	(2,359)
Accounts payable and accrued expenses	(5,684)	16,825
Accounts payable and accrued expenses – related parties	9,500	—
Net cash provided by operating activities	13,205	4,043
INVESTING ACTIVITIES:
Purchase of equipment	(3,663)	(5,144)
Net cash used in investing activities	(3,663)	(5,144)
FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—
NET INCREASE IN CASH & CASH EQUIVLANTS	9,542	(1,101)
CASH, Beginning of period	56,294	3,608
CASH, End of period	$65,836	$2,507

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received / (paid) during the period:
Interest	$—	$—
Income Taxes	$519	$1,658

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

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California profession corporation pursuant to which we granted MTA the rights to perform advanced skin services in our current center. MTA is a related party as Marichelle Stoppenhagen, our president and principle shareholder, owns 49% of MTA. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company, with respect to the provision of the Management Services for the Practice (collectively, "Management Expenses"). Under this agreement, MTA is obligated to reimburse Management Expenses and pay a monthly service fee equal to forty percent (40%) of gross collected revenue with a minimum amount of $2,500 per month (“Service Fee”). Gross Collected Revenue shall be defined as the gross amount of all sums collected from the professional services performed and medical supplies provided by or on behalf of doctor in the practice less the cost of goods sold related to those product sales and materials used in those services, and shall not include revenue collected by Company from customers of Company for non-medical services or products provided. MTA has retained the services of Ms. Stoppenhagen, our president, Maria Teresa Agner, MD to provide services at our facility.

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

Revenue Recognition — The Company’s revenues are derived from management services provided to MTA, a related party. Our president, Marichelle Stoppenhagen, owns 66.4% of the Company and Ms. Stoppenhagen owns 49% of MTA. Dr. Agner spends 0 to 25% of her time working for MTA not the Company. During the nine months ended September 30, 2012 and 2011, the Company was not in complete compliance with the Facilities and Management Agreement. The Company provides nonmedical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues less cost of goods sold (as defined in the Management Services Agreement). During the years ended December 31, 2011 and 2010, the Company did not receive cash from MTA for management fees and reimbursement of expenses.  Our revenues presented are comprised of the management fee and reimbursement of expenses.

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

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California profession corporation pursuant to which we granted MTA the rights to operate advanced skin services in our current center. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company respecting the provision of the Management Services for the Practice (collectively, "Management Expenses"). MTA, in addition to reimbursement of Management Expenses, a monthly service fee equal to forty percent (40%) of revenue less the cost of goods sold related the revenue , is payable, with a minimum amount of $2,500 per month (“Service Fee”). Ms. Stoppenhagen, our president, owns a minority interest of MTA. As of September 30, 2012, the Company owed MTA $2,616. As of December 31, 2011, the Company owed MTA $716.

	September 30, 2012	December 31, 2011

Beginning balance of period, due from (to) MTA	$716	$(7,876)
Amount accrued of the gross profit by MTA	(36,869)	(21,408)
Amount due to the Company by MTA for expenses paid MTA’s behalf	33,537	30,000
Ending balance of period, due from (to) MTA	$(2,616)	$716

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

NOTE 7 – RESTATEMENT STATEMENT OF OPERATIONS

We have restated our Statement of Operations for the three and nine months ended September 30, 2012 and 2011 to correct the manner in which we presented revenue related to our management fee and reimbursement of expenses. Specifically, we are presenting revenues as only the management fee. Previously, we presented the revenues as gross revenue reporting. Additionally, we are presenting reimbursement of expenses as revenues. Previously, we presented reimbursement of expenses as a reduction in expenses. These changes in our presentation of revenue do not have an impact on our net income but generally result in an increase in revenue and an increase in expenses by the same amount. Below table sets forth the effect of the restatement for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Three Months Ended September 30,
	2012			2012	2011			2011
	Previously Reported	Adjustments		As Restated	Previously Reported	Adjustments		As Restated

Management fee	$-		$11,083	$11,083	$-		$4,371	$4,371
MTA Revenues	46,187		(46,187)	-	14,948		(14,948)	-
Reimbursement of expenses	-		18,537	18,537	-		7,500	7,500
Total revenues	46,187		(16,567)	29,620	14,948		(3,077)	11,871
Cost of Sales	35,104		(35,104)	-	10,577		(10,577)	-
Gross Profit	11,083		18,537	29,620	4,371		7,500	11,871

Selling, general and administrative expenses	8,920		18,537	27,457	11,050		7,500	18,550
Net income / (loss)	$2,163	$		$2,163	$(6,679)	$		$(6,679)
Net income / (loss) per share of common stock	$0.01	$		$0.01	$(0.00)	$		$(0.00)
Weighted average shares outstanding	1,420,000			1,420,000	1,420,000			1,420,000

	Nine months Ended September 30,				Nine months Ended September 30,
	2012			2012	2011			2011
	Previously Reported	Adjustments		As Restated	Previously Reported	Adjustments		As Restated

Management fee	$-		$24,580	$24,580	$-		$13,355	$13,355
MTA Revenues	100,949		(100,949)	-	47,128		(47,128)	-
Reimbursement of expenses	-		33,537	33,537	-		22,500	22,500
Total revenues	100,949		(42,832)	58,117	47,128		(11,273)	35,855
Cost of Sales	76,369		(76,369)	-	33,773		(33,773)	-
Gross Profit	24,580		33,537	58,117	13,355		22,500	35,855

Selling, general and administrative expenses	35,489		33,537	69,026	37,624		22,500	60,124
Net income / (loss)	$(10,909)	$		$(10,909)	$(24,269)	$		$(24,269)
Net income / (loss) per share of common stock	$(0.01)	$		$(0.01)	$(0.02)	$		$(0.02)
Weighted average shares outstanding	1,420,000			1,420,000	1,420,000			1,420,000

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

Results of Operation

Three Months Ended September 30, 2012 Compared to the Three Months ended September 30, 2011

Results from Operations

Revenues

Revenues were $29,620 and $11,871 for the three months ended September 30, 2012 and 2011, respectively. The revenue for the three months ended September 30, 2012 consisted of $11,083 for management fees and $18,537 for reimbursement of expenses. The revenue for the three months ended September 30, 2011 consisted $4,371 for management fees and $7,500 for reimbursement of expenses. We believe the revenues increased from 2011 to 2012 due to change of location of the facility which we manage to a location that has more visibility as well as a larger base of customers.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”) expenses were $27,457 and $18,550 for the three months ended September 30, 2012 and 2011, respectively. The increase in selling, general and administrative expenses of $8,907 was due to an increase in consulting expenses and depreciation expense. The S,G&A for the three months ended September 30, 2012 consisted primarily of $6,056 of depreciation expense, $1,875 of rent expense, and $10,181 of consulting expense. The S,G&A for the three months ended September 30, 2011 consisted primarily of $5,140 depreciation expense, $1,875 of rent expense and $9,385 of consulting expense.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenues

Revenues were $58,117 and $35,855 for the nine months ended September 30, 2012 and 2011, respectively. The revenue for the nine months ended September 30, 2012 consisted of $24,580 for management fees and $33,537 for reimbursement of expenses. The revenue for the nine months ended September 30, 2011 consisted $13,355 for management fees and $22,500 reimbursement of expenses. We believe the revenues increased from 2011 to 2012 due to change of location of the facility which we manage to a location that has more visibility as well as a larger base of customers.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”) expenses were $69,026 and $60,124 for the nine months ended September 30, 2012 and 2011, respectively. The S,G&A for the nine months ended September 30, 2012 consisted primarily of $19,231 of depreciation expense, $6,250 of rent expense, and $$27,763 of staffing expense. The S,G&A for the nine months ended September 30, 2011 consisted primarily of $15,421 depreciation expense, $6,375 of rent expense and $27,652 of staffing expense.

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

MYSKIN, INC.

Date: May 8, 2013	BY: /s/ Marichelle Stoppenhagen Marichelle Stoppenhagen Chief Executive Officer

Date: May 8, 2013	BY: /s/ Marichelle Stoppenhagen Marichelle Stoppenhagen Chief Financial Officer, Principal Accounting Officer