Form 10-Q/A
period 2012-09-30
MySkin, Inc.
filed 2013-05-17
CIK 1436161

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

Explanatory Note

This Amendment No. 2 on Form 10-Q/A (the “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q/A Amendment No. 1 for the periods ended September 30, 2012 and 2011, filed by MySkin, Inc. (the “Company”), which was originally filed with the Securities and Exchange Commission on November 14, 2012 (the “Original Report”).

We have amended Item 4 to set forth that our disclosure controls and procedures and internal controls over financial reporting were not effective for the three months ended September 30, 2012 and 2011. The Form 10-Q/A includes amended and restated financial statements and related financial information for the three months ended September 30, 2012 and 2011. The nature, timing, and impact of the restatement and the amended and restated financial results for the periods ended September 30, 2012 and 2011 is disclosed in Note 6 to the financial statements

The Form 10-Q/A amends and restates the following items of the Form 10-Q as described above: Part I, Item 4 – Controls and Procedures.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2012, that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives. Specifically, our disclosure controls procedures over the presentation for revenue related to our management fee and reimbursement of expenses had a material weakness which resulted in a restatement of our statement of the period ended September 30, 2012. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Based on this assessment, management has concluded that as of September 30, 2012, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Specifically, our internal controls over the presentation for revenue related to our management fee and reimbursement of expenses had a material weakness which resulted in a restatement of our statement of the period ended September 30, 2012.

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