Form 10-K
period 2012-12-31
MySkin, Inc.
filed 2013-05-20
CIK 1436161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 000-54582

mySkin, Inc.

MySkin, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-0821083 (I.R.S. Employer Identification No.)

20301 Ventura Blvd, Suite 126, Woodland Hills, California 91364

(Address of principal executive offices and zip code)

(800) 977-5255

(Registrant’s telephone number, including area code)

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0.

As of May 20, 2013 there were 1,505,000 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are only predictions and provide our current expectations or forecasts of future events and financial performance and may be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “will” or “should” or, in each case, their negative, or other variations or comparable terminology, though the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements include all matters that are not historical facts and include, without limitation statements concerning: our business strategy, outlook, objectives, future milestones, plans, intentions, goals, and future financial condition, including the period of time for which our existing resources will enable us to fund our operations.

We intend that all forward-looking statements be subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to many risks and uncertainties that could cause actual results to differ materially from any future results expressed or implied by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause these differences include, but are not limited to:

·	our failure to implement our business plan within the time period we originally planned to accomplish; and
·	other factors discussed under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business.”

The forward-looking statements contained in this report or the documents incorporated by reference herein speak only of their respective dates. Factors or events that could cause our actual results to differ may emerge from time to time and it is not possible for us to predict them all. Except to the extent required by applicable laws, rules or regulations, we do not undertake any obligation to publicly update any forward-looking statements or to publicly announce revisions to any of the forward-looking statements, whether as a result of new information, future events or otherwise.

MySkin, Inc.

Table of Contents to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

PART I

ITEM 1. BUSINESS.

CORPORATE HISTORY

MySkin, Inc. (“MySkin”, the “Company”, “we”, or “our”), a California Corporation, was incorporated on November 15, 2007.  We ceased to be a development stage enterprise effective January 1, 2008 as our planned principal operations had commenced.

MySkin currently offers management services to one medspa which provides skin resurfacing, skin rejuvenation, vein treatment, microdermabrasion, hair reduction, chemical peels and other age-management services. Our management services include, but are not limited to, marketing, providing working capital for inventory and accounts receivable, facilities, equipment, administration, personnel and management expertise for medspas. Utilizing electronic medical records, vendor relationships and customer service protocols, we intend to brand and replicate our management services with other doctors and practitioners in demographically selected metropolitan areas. At this location, MTA performs the advanced skin care professional services.

We currently lease the facility for the center and complete improvements in the facility that houses the medspa business.  We will own all of the equipment utilized in the medspa, and we provide all of the administrative and sales support on all non-medically related areas at the current location in Newport Beach, California.

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California profession corporation pursuant to which we granted MTA the rights to perform advanced skin services in our current center.  MTA is a related party as Marichelle Stoppenhagen, our president and principle shareholder, owns 49% of MTA. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company, with respect to the provision of the Management Services for the Practice (collectively, "Management Expenses"). MTA is responsible for paying for all expenses related to the provisioning of the performing of the advanced sin care services which includes paying the nurses and physicians. Additionally, MTA is obligated to pay a monthly service fee equal to forty percent (40%) of gross collected revenue with a minimum amount of $2,500 per month (“Service Fee”). The Company has waived the payment of the minimum amount for the Service Fee. Gross Collected Revenue shall be defined as the gross amount of all sums collected from the professional services performed and medical supplies provided by or on behalf of doctor in the practice less the cost of goods sold related to those product sales and materials used in those services, and shall not include revenue collected by Company from customers of Company for non-medical services or products provided. The Company is currently complies with all the provisions of the Facilities and Management Services Agreement. The only provision that the Company was not in complete compliance with regarding the Facilities and Management Agreement was that MTA had not opened up a separate bank account as required under the agreement. We do not believe that there is any liability that would result from this non-compliance

MTA has retained the services of Ms. Stoppenhagen, our president, Maria Teresa Agner, MD to provide services at our facility. Dr. Agner has been a licensed physician in the state of California for twelve years. Dr. Agner has been Medical Director and Supervising Physician at MTA since 2007. She is responsible for overall practice management which includes but is not limited to setting of procedures for billing, advertising and selection of equipment. Dr. Agner is responsible for the supervision of injectables, skin resurfacing, skin rejuvenation, vein treatment, microdermabrasion, hair reduction, chemical peels and other age-management services has provided supervised advanced skin care services since 2007. Currently, Dr. Agner provides supervision for the Newport Beach location and devotes the time that she deems necessary to supervise the medical services provided at the facility. The Company is not able to dictate the amount of time Dr. Agner provides services as that would interfere with the doctor’s professional judgment. We expect Dr. Agner to provide such services in the future. Dr. Agner devotes between zero to 25% of her time to MTA depending on the amount of services being performed. We expect this to fluctuate in the future depending on the extent the business increases or decreases. A significant majority of the procedures are performed by Ms. Stoppenhagen and supervised by Dr. Agner.

Given sufficient capital, we plan to expand our management services for other locations through partnering with physicians to manage new medspas, failed medspas, and by managing new store locations near young retirement communities. Currently, our only agreement is with a practitioner is with MTA.

BUSINESS

General

Business of Issuer

We manage and operate a medical spa business and retail skincare products business.  In addition, we lease for our center and have completed improvements in the facility that houses the spa business, the retail business and the medical practice of MTA.  We own the equipment utilized in the medspa and the medical practice, and we contract with non-physicians who work with managing the medspa. All professional services are performed by MTA.

Our business model depends primarily upon a retail market approach for generating customers.  We generate business through marketing and advertising, public relations efforts with local charities, city and county organizations, hospitals and medical providers, networking and promotional events and open houses.  Internal marketing includes brochures, posters, magazines, health promotion articles, and educational materials that point to our services.  We perform client follow-up, client referral programs and return visits are utilized to maintain and grow the business.

Management and Medical Services Agreement

On March 1, 2009, we entered into a Facilities and Management Services Agreement with MTA a California profession corporation pursuant to which we granted MTA the rights to provide advanced skin services in our current center.  MTA is a related party as Marichelle Stoppenhagen, our president and principle shareholder, owns 49% of MTA. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company respecting the provision of the Management Services for the Practice. MTA, in addition to reimbursement of Management Expenses, a monthly service fee equal to forty percent (40%) of revenue less the cost of goods sold related to the revenue, is payable, with a minimum amount of $2,500 per month. The Company has waived the payment of the minimum amount for the Service Fee. The Company was not in complete compliance with the Facilities and Management Agreement as MTA had not opened up a separate bank account as required under the agreement. We do not believe that there is any liability that would result from this non-compliance.

We are responsible for hiring and providing non-medical personnel, In addition, MTA gives us the right to manage aspects of the medical practice’s financial and operational activities, including accounting, staffing, inventory management, equipment procurement and management, facility management, marketing and other management services.  We provide operational and financial management services outside the scope of clinical practice. MTA sets the fees paid by the customers. Fees are paid at time of service. MTA is the owner of the medical records. Billing is done by the Company but MTA provides the billing procedures. Advertising is created and approved by MTA. MTA approves the selection of the medical equipment and medical supplies whereas the purchasing is done by the Company.

Under the Agreement, we are responsible for management services related to the ordinary and usual business affairs of the practice.  We advise the practice in matters of compliance, policies, procedures marketing, billing and collection and other matters related to the operation of the practice; we provide financial, accounting, human resource and management services for the practice; we supervise and maintains records and files of the practice in compliance with HIPPA requirements; we manage all computer, software, bookkeeping and clerical services; we negotiate and secure contracts with vendors, suppliers and third party insurance companies related to the practice; and, we assist the practice in quality assurance and compliance programs.  We provide the specific space and improvements utilized for the medspa.  We provide equipment and furniture utilized in the medspa.

Under the Agreement, we pay operating expenses of the medspa which includes office rent and occupancy costs, lease and maintenance of equipment, utilities, employment of non-licensed personnel, general liability insurance, office and other supplies, advertising and promotion. MTA reimburses us for such expenses. .   In addition, we loan MTA any amounts of monthly shortfall in the funds necessary to pay all expenses of the practice and the practice repays loans with interest to us when collections exceed monthly expenses. This arrangement is reviewed for possible renegotiation at least annually.

MTA compensates Dr. Agner and Ms. Stoppenhagen. We have two administrative personal who performs clerical services. They are paid on an hourly basis by the Company.

From November 15, 2007 (inception) to March 1, 2009, we were involved in directly in the medspa business before the management services agreement. We ceased to be a development stage enterprise effective January 1, 2008 as our planned principal operations had commenced. At such point, we reevaluated the appropriate legal structure by separating the management of the medspa business with the performing of the services. We relied on the statutory provisions set forth below in Government Regulation section in structuring our fee sharing arrangement. Specifically, we relied on Section 445 of the California Health and Safety Code, provides that “no person, firm, partnership, association or corporation, or agent or employee thereof, shall for profit refer or recommend a person to a physician, hospital, health-related facility, or dispensary for any form of medical care or treatment of any ailment or physical condition. The imposition of a fee or charge of any such referral or recommendation creates a presumption that the referral or recommendation is for profit.” Section 650 of the California Business and Professions Code also makes it unlawful for a “licensee,” including a physician, to pay or receive any compensation or inducement for referring patients, clients or customers to any person or entity, irrespective of any membership or proprietary interest in or with the person or entity receiving the referral. Section 650 provides, that it is not unlawful for a physician to refer a patient to a health care facility solely because the physician has a proprietary interest or co-ownership in a health care facility, provided that (1) the physician’s return on investment for that proprietary interest or co-ownership is based upon the amount of capital investment or proportional ownership of the physician; and (2) the ownership interest is not based on the number or value of any patients referred. Further, Section 650 provides that the payment or receipt of consideration for services other than the referral of patients that is based on a percentage of gross revenue or a similar type of contractual arrangement is not unlawful if the consideration is commensurate with the value of the services furnished or with the fair rental value of any premises or equipment lease or provided by the recipient to the payor. We believe that our relationships with MTA are in compliance with California’s anti-kickback and fee-splitting statutes.

Our Services

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

Plan of Operations

We plan to expand by partnering with physicians who acquire failed medspas and by the physician opening new store locations near young retirement communities.  This will be achieve by attending industry specific trade shows, advertising in trade publications, and directly approaching businesses in these areas.

We plan to implement a sustainable business model focused on:

·	Cost containment;
·	Lead generation;
·	Front desk manner;
·	Superior customer relations;
·	Customer retention;
·	Minimizing employee turnover; and
·	Maintaining high employee job satisfaction;

Our goal is to generate revenue levels relative to cost structure that allow for break even by the end of fiscal year 2012. In the next 12 months, we believe we will need to raise an additional $250,000 to execute our plans of expansion.  We will need to scale back our growth to the extent we are unable to raise this money. For our current operations, we do not foresee additional material costs in operations. To the extent that we expand our management operations, our costs will vary dramatically depending on the size of the acquired organization or the location of the new venue.

We will implement the following keys to maximize our potential for future success:

1.	Lead Generation. Focus on lead generation by utilizing low cost marketing tactics.

2.	Front Desk Manner. The front desk staff will be the first impression on the customer and sets the experience which leads to increased satisfaction and sales.

3.	Customer Relations. Staff members will understand the importance of bonding with customers and striking the perfect balance between professional expertise, ethics, credibility, and personal chemistry, for higher client retention. We believe in hiring the highest caliber of practitioners.

4.	Customer Retention. The physicians’s client develops a sense of loyalty and devotion to the medspa which supersedes superficial attractions such as price, discounts, location, and other factors. Unlike the patient acquisition in medical practices, customer loyalty has to be earned. While doctors use insurance providers to drive patients in the door, medspa customers pay out of pocket for their services. As a result, the competition to win and retain this new breed of "retail" aesthetic client is fierce. MySkin will make a point to teach each physician how to deal with this challenge by providing them with loyalty building programs containing special offers and events to take the relationship with each client to a higher level.

In any area we target for entrance, we will first plan and develop a strategy specific to the marketplace.  A comprehensive market analysis will be done.  This will include studying the demographics.  We will also see whether the market is saturated by other medspas. A feasibility study will then be done.  A site selection will then be performed.

Next, the director will be trained in our standard operating procedures, sales and service training and financial management. Upon completion, we will work with the director to hire staff which is composed of trained and licensed individuals who understand how to provide comfort and compassion to our client/patients. A characteristic of our team members will be self-motivated, high-energy individuals who have a thirst for knowledge and have mastered their skills. A bonus and option program will be tied to attaining specific revenue goals with the attempt to maintain a positive atmosphere and keep the staff focused and functioning as a team as well as retaining staff.

Our anticipated costs to achieve this plan is approximately $150,000 to $250,000 which would include hiring additional personnel, travel, and rent expenses. Depending on the partnering physicians will depend on increased financial needs which would include capital equipment purchases. If this is required, we would need to raise additional funds through debt or equity financing.

Vendors

Our vendor for our laser-based machine, the Harmony XL is Alma Lasers LTD. This was a one time purchase. We do not have a contract with Alma Lasers LTD.

We purchase our injectibles from Allergan, Inc. and chemicals used in conjunction with the chemical peels from Lucrèce Physicians' Aesthetic Research, Inc.

Our main skin care vendors for our products are Obagi Medical Products, Inc., and ColorScience which provide us with routine terms. These products are purchased on an as needed basis at a rate set by our vendors and are generally paid for at the time of sale. We do not have a contractual agreements with our vendors nor do we have a contractual commitment to buy a certain amount of their products.

Plan of Operation

We plan to expand through partnering with physicians who are opening new medspa locations in young retirement communities and physicians that are acquiring of failed medspas.

Milestones

In the next twelve months, we have set the following milestones:

1. 0-180 days after the effectiveness of this Form 10 we intend to raise additional funds of approximately $250,000 through the private placement of debt or equity under Regulation D of the Securities Act of 1933.

2. 90-180 days after effectiveness of this Form 10 we intend to manage another location. We are currently in discussions with other physicians that are interested in retaining our management services. In order to manage another location, we are dependent on securing additional funding. To the extent that we are unable to raise the acquired for expansion, we will defer our plans for growth.

3. 180-270 days after effectiveness of this Form 10 we will enter into agreements with physicians to manage new locations . We will find physicians looking for management services through various trade associations. We plan to utilize a combination of funding raising and our stock to consummate such a transaction.

4. 270-365 days following effectiveness of this Form 10 we intend to either begin managing one to five locations.

Business Model

We plan to implement a sustainable business model that focuses on the following:

-                     Cost conscience;

-                     Lead generation;

-                     Front desk manner

-                     Customer relations;

-                     Low employee turnover by high employee job satisfaction

We need to raise additional cash in order to implement and expand our management operations. We will need approximately $250,000 in order to allow us to expand our operations in the next 12 months. To the extent we do not raise additional capital, our growth strategy will be curtailed.

If we cannot or do not raise such funds and our revenue is below our expectation, we may be forced to cease operations. We do not intend to hire additional employees at this time until we complete additional fundraising or our profitability allows it.

Marketing Plan

We plan to market the physician’s services through the following strategies:

·	Market new services and products to current clients
·	Customer referral program and VIP program which will offer the customer rewards for referring new clients

·	Local advertising that targets customers in the immediate area
·	Customer acquisition of poorly performing medspas

·	Email marketing to through a monthly E-Newsletter which provides monthly specials.

We have developed a marketing strategy to promote our alternative age prevention health practices and treatments in a spa-like setting for physicians. This program will include ads, mailings, promotions, seminars and website. We have developed a project plan that maximizes the power of the brand, and product line, which identifies the facilities’ key market segments, including both skin care and anti-aging programs for many ages. The plan incorporates the pre-opening phase, the public launch, plus ongoing marketing activities to reinforce that the medspa and products are easily recognized.

Using local and community papers, direct mail advertising, radio and some cable advertising we plan to use a modest budget. The print materials for newspaper will include bulleted services for both medspa services and a ‘free consultation’ invitation. We will create urgency with space is limited or limited time offer. After the opening of a physician’s new facility, we will focus on direct mail aimed at our targeted demographic.

 The facilities website will be a powerful business tool. Our web strategy and marketing plan will inform new clients, increase product sales, and improve profitability. Visually showcasing the physician’s medspa with photos, demonstrating before and after results of our procedures and treatments strongly benefits the business. We plan to have a FAQ’s page on common procedures as well as a page dedicated to alternative practices and up to date information on the latest in cosmetic products and services.

We will hold weekly and monthly open house where clients can invite their friends lectures on wellness issues acting as a vehicle to sell services and products. Discounts will be given for those who book an appointment that night.

With a large number of existing patients, many patients come in for the initial consults for microdermabrasion or laser hair removal (the lower priced items), and graduate to having more expensive procedures such as skin rejuvenation, Juvaderm, BOTOX. Skin rejuvenation, laser hair removal, microdermabrasion, and cosmetic injectables, provides a solid foundation to secure a full service medspa. From this platform, one can augment a variety of other treatments including Aesthetic skin care such as facial treatments, and massage and body therapies. Additionally, many patients will turn into clients within the spa services arena of our facility and vice-a-versa.

Our media objectives are to establish the physician’s image as full service medspa with extras inclusive and a warm, friendly, tranquil atmosphere. We will maximize efficiency in the selection and scheduling of advertisements by;

Industry and Competitive Business Conditions

The management of services business of the aesthetic treatment market consists of a broad range of company owned and physician owed companies. Some companies in this industry manage business services through our sourced management services companies and some physicians manage these services themselves.

The provision of management services is effected by the aesthetics industry in which it operates. In addition, both in the United States and throughout the rest of the world, an aesthetic spa market is emerging, which includes day spas, destination spas, medspas, and resort and hotel spas. Along with conventional massage, body, and skincare treatments, these facilities are beginning to introduce non-invasive energy-based aesthetic treatments performed by spa technicians and professionals.

The management of medspa’s is a highly competitive. Most of our competitors have greater financial, personnel and other resources than MySkin and therefore have greater leverage in acquiring prospects, hiring personnel and marketing their products and services.

As laser technology continues to develop and the demand for skin resurfacing, skin rejuvenation, vein treatment, microdermabrasion, hair reduction, chemical peels hair removal services grows, the competition for the management of these facilities may increases.

Our competitive position in the industry is by offering a personalized relaxed environment as opposed to a large corporate atmosphere or doctor’s office. Additionally, we plan to market to our target demographic as opposed to a mass advertising campaign.

At the present time, we believe that there are no dominant competitors in the integrated medical healthcare, preventive/wellness and medical skin-care services but we would classify regional competitors as the management companies of American Laser Centers, LLC, Mana Medical Associates, Mercy Medical Clinics and Wellness and Skin Therapy Center and national competitors as Radiance medspa Franchise and Sona Med Spas. We do not view other management companies as our direct competitors because we do not plan to provide our services to preestablished medspas. We seek new management contracts. In California, where state law restricts the corporate practice of medicine, we may provide management services to clinics at which the contracting physician provides medical services or enter into different arrangements to comply with the law.

Government Regulation

General

Certain of the Federal and state laws and regulations impacting our business and the services provided at our current and future clinics are set forth below. As we expand into new jurisdictions, we will analyze and constantly reevaluate our compliance with applicable Federal, state and local law.

●	Corporate Practice of Medicine. Certain states, including California, impose restrictions related to the practice of medicine by business entities. To comply with relevant California state law, we entered into a management services agreement with MTA. See the above for a description of the management services agreement.
●	Licensing. Certain state and Federal laws and regulations govern the administration and licensing of the medical and technical staff providing services at our clinics. Each physician, registered nurse and physician assistant providing professional services at our clinics must, to the extent required by applicable law, hold valid licenses and have the required qualifications and/or experience for such services. Each person operating lasers at our clinics must, to the extent required by applicable law, hold valid licenses and/or have the required qualifications and/or experience for such services. Furthermore, these medical professionals are prohibited from providing services beyond the scope of their licensure and must operate lasers under appropriate supervision. In addition, certain states require that facilities providing laser hair removal services obtain a license. See “California Regulation of Physician Supervision” below for a description of applicable California.
●	Anti-Kickback and Fee Splitting Laws. The business conducted at our clinics is subject to various state and Federal regulations restricting (i) kickback, rebate or division of fees between physicians and non-physicians, (ii) the manner in which a prospective patient may be solicited, (iii) the receipt or offering of remuneration as an inducement to refer patients and (iv) physician self-referral. See “California Anti-Kickback and Fee Splitting Laws” below for a description of applicable California state law.
●	FDA Approval. The lasers used in our clinics are medical devices subject to the jurisdiction of the Food and Drug Administration, or the FDA. The FDA has established stringent approval requirements applicable to the initial use and new uses of the lasers used in our clinics.

●	Patient Confidentiality. The maintenance and safeguarding of patient records, charts and other information generated in connection with the provision of professional medical services at our clinics are regulated by state and Federal confidentiality laws and regulations, including the Health Insurance Portability and Accountability Act of 1996, the California Confidentiality of Medical Information Act (relevant to our California clinics).

California Restriction on the Corporate Practice of Medicine

Section 2052 of the California Business & Professions Code provides that “(a)ny person who practices or attempts to practice, or who holds himself or herself out as practicing...[medicine] without having at the time of so doing a valid, unrevoked, or unsuspended certificate...is guilty of a public offense.” Further, Section 2400 of the Business & Professions Code provides that “(c)orporations and other artificial entities shall have no professional rights, privileges, or powers.” The California Medical Board has interpreted the forgoing to generally restrict the ownership of a corporation practicing medicine in California. Accordingly, under California law, a business entity such as the Company is not permitted to engage in the practice of medicine, although we may provide management services to a medical practice so long as we do not exercise excessive control over the medical practice, among certain other legal requirements. With respect to our California clinics, we provide marketing and practice management services to MTA pursuant to a management services agreement. The management services agreement is intended to comply with applicable California state law. We do not attempt to control the medical practices of MTA.

California Regulation of Physician Supervision

In performing its services under the management services agreement, MTA engages, compensates and supervises advanced registered nurse practitioners, physician assistants and registered nurses (either as employees or independent contractors) to assist with laser and esthetic services performed at our current clinics. Accordingly, MTA must comply with relevant California state laws and regulations applicable to the provision of healthcare services by advanced registered nurse practitioners, physician assistants and registered nurses.

The California Medical Board has taken the position that a physician assistant may generally provide laser services under the supervision of a physician. Under California regulations (Title 16, Section 1399.545), such supervising physician must be available in-person or by electronic communication at all times during the physician assistant’s provision of such services.

However, the applicable nurse and nurse practitioner regulations are not as clear as the regulations governing supervision of a physician assistant. California Business & Professions Code 2725 provides that the practice of nursing includes operating under standardized procedures. In addition, the California Board of Registered Nursing has indicated that it is within a registered nurse’s scope of practice to use laser therapy for patients if there is an approved “standardized procedure,” or a policy or protocol developed through collaboration by the physician and the registered nurse. Although the standardized procedure must describe the scope of supervision required, the relevant California regulations (Title 16, Section 1474) describing the requirements for standardized procedures do not contain a legal definition of “supervision.” The California Medical Board has indicated that absent a legal definition, the plain English definition applies, where “supervision” is defined as “the act of supervising, which is to oversee, to direct, to have charge, to inspect, to provide guidance and evaluation.” The Medical Board has further elaborated that when functioning under “standardized procedures,” physicians need not be present in the facility when the procedures are performed; however, the facility must be a medical setting under the control of the physician. Further, the Medical Board has expressed its view that an appropriate prior examination is also required where prescriptive devices (such as lasers) will be used, which such examination may not be delegated to registered nurses. The Medical Board has not provided a definition of an “appropriate medical examination.” Pursuant to guidance issued by the Medical Board, after performing the examination, a physician, advanced registered nurse practitioner or physician assistant may delegate a procedure that utilizes a prescriptive device to a nurse working under standardized procedures. Furthermore, the Medical Board has indicated that physicians must be within a geographical distance that enables them to effectively provide supervision and support when needed or upon request. The California Medical Board has not formally adopted regulations that set forth all of the views expressed in this paragraph.

All services related to the practice of medicine are solely done by MTA. The services provided in our clinics by MTA are in compliance with the California laws and regulations governing licensing and physician oversight. MTA is responsible for the overall clinical operations of our clinic and is present or is available telephonically and/or via teleconference while laser procedures are performed at our clinic. Dr. Agner provides supervision for our clinic; provided, however, when Dr. Agner is unavailable, Dr. Agner or MTA makes arrangements with another board certified physician to provide supervision. A significant majority of the procedures conducted in our clinic are supervised by a physician available telephonically or via teleconference. In our clinic, a physician, advanced registered nurse practitioner or physician assistant performs patient examinations and is on site when laser procedures are performed. A physician, advanced registered nurse practitioner, physician assistant or registered nurse performs the laser procedures. We believe that this satisfies the California laws, rules and regulations governing supervision of allied health care providers including the supervision of physician assistants and the implementation of standardized procedures and protocols for registered nurses and advanced registered nurse practitioners.

California Anti-Kickback and Fee Splitting Laws

Section 445 of the California Health and Safety Code, provides that “no person, firm, partnership, association or corporation, or agent or employee thereof, shall for profit refer or recommend a person to a physician, hospital, health-related facility, or dispensary for any form of medical care or treatment of any ailment or physical condition. The imposition of a fee or charge of any such referral or recommendation creates a presumption that the referral or recommendation is for profit.” A violation of Section 445 is a misdemeanor and may subject the offender to imprisonment in the county jail for not longer than one year and/or a fine of not more than $5,000.00. Further, a violation of Section 445 may be enjoined by the California Attorney General.

Section 650 of the California Business and Professions Code also makes it unlawful for a “licensee,” including a physician, to pay or receive any compensation or inducement for referring patients, clients or customers to any person or entity, irrespective of any membership or proprietary interest in or with the person or entity receiving the referral. Violation of the statute is a public offense punishable by imprisonment and/or a fine of not more than $10,000. Section 650 provides, however, that it is not unlawful for a physician to refer a patient to a health care facility solely because the physician has a proprietary interest or co-ownership in a health care facility, provided that (1) the physician’s return on investment for that proprietary interest or co-ownership is based upon the amount of capital investment or proportional ownership of the physician; and (2) the ownership interest is not based on the number or value of any patients referred. Further, Section 650 provides that the payment or receipt of consideration for services other than the referral of patients that is based on a percentage of gross revenue or a similar type of contractual arrangement is not unlawful if the consideration is commensurate with the value of the services furnished or with the fair rental value of any premises or equipment lease or provided by the recipient to the payor. We believe that our consideration is commensurate with the value of our services and are therefore in compliance with Section 650 of the California Business and Professions Code.

We believe that our relationships with MTA are in compliance with California’s anti-kickback and fee-splitting statutes.

Insurance

 We currently possess generally liability insurance to cover the management services we provide.  We do not possess product liability insurance. Whereas, we believe this will cover potential liabilities we may be exposed to, it would not cover us in the event of a product liability claim.  However, this may not be enough be enough to cover potential claims.

Company’s office

We currently have only one location.  Our office is located at 410 32nd St. Ste. 203 Newport Beach, CA 92663 and our telephone number is (949) 209-8953.

Employees

We currently have no employees.  Upon future expansion we plan to hire additional employees. We conduct our operations through the services of several independent contractors.

Intellectual Property, Trade Names, Trademarks and Service Marks

Our overall policy will be to pursue registration of our marks whenever possible and to oppose vigorously any infringement of its marks. There can be no assurance that if and when we develop and implement our trademarks and/or service marks, that such trademarks and/or service marks will afford protection against competitors with similar products and services. There can also be no assurance that our trademarks and/or service marks will not be infringed upon or designed around by others, or that we can adequately prosecute or defend any infringements. Currently, we have not filed an application to register the mySkin trademark.

ITEM 1A. RISK FACTORS.

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

100% our revenues are currently derived from a management services agreement with MTA.

The revenues from our California clinics, which represent a 100% of the Company’s revenues, are derived from services provided under a management services agreement with MTA. See Business Description. Under the terms of the management services agreement, our management service fee is equal to 40% of the gross collected revenues of MTA less the cost of goods sold related to those revenues. Dr. Agner and Ms. Stoppenhagen currently and in the foreseeable future perform the substantial majority of the services for MTA. We can give no assurance that a qualified replacement will be expeditiously identified and approved in the event our management service agreement is terminated or Dr. Agner or Ms. Stoppenhagen choose to not perform the services. The termination of our management services arrangement or Dr. Agner or Ms. Stoppenhagen discontinuation of their services could have a material adverse effect on our financial condition, cash flows and results of operations.

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

We incurred net losses of $121,994 for the period from November 15, 2007 (inception) to December 31, 2011. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

As of May 20, 2013, our President and Chairman, Ms. Stoppenhagen beneficially owns approximately 66% of our outstanding common stock. As a result, she may be able to control or substantially influence the outcome of matters requiring approval by the stockholders of the Company, including the election of directors and approval of significant corporate transactions.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We currently have only one location.  Our office is located at 410 32nd St. Ste. 203 Newport Beach, CA 92663 and our telephone number is (949) 209-8953. The lease requires a minimum monthly payments of $695. Our lease has the option to renew at the current terms and conditions. We believe our facility are adequate to meet our current and near-term needs and suitable additional spaces are available to accommodate any expansion needs.

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any pending or threatened legal actions to which we are a party or of which our property is the subject that would, if determined adversely to us, have a material adverse effect on our business and operations.

We have from time to time been involved in disputes and proceedings arising in the ordinary course of business. In addition, as a public company, we are also potentially susceptible to litigation, such as claims asserting violations of securities laws. Any such claims, with or without merit, if not resolved, could be time-consuming and result in costly litigation. There can be no assurance that an adverse result in any future proceeding would not have a potentially material adverse effect on our business, results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES.

Market Information

Our common stock is currently not quoted on the OTCBB and OTCQB.

	High		Low
Year ended December 31, 2011
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A

Year ended December 31, 2012
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A

May 20, 2013As of May 20, 2013, there were approximately 38 record holders of our common stock.

Dividends

We have no intention of paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our board of directors and to certain limitations imposed under Delaware statutes. The timing, amount and form of dividends, if any, will depend upon, among other things, our results of operation, financial condition, cash requirements, and other factors deemed relevant by our board of directors. We intend to retain any future earnings for use in our business.

Transfer Agent

The Company’s transfer agent is Issuer Direct Corp. located at 500 Perimeter Park Dr., Suite D, Morrisville, NC 27560 Tel: 919-481-4000.

Sales of Unregistered Securities

On October 1, 2012, we issued to 85,000 shares of our common stock for services.

In connection with the above transactions, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the “Securities Act”). Each of the purchasers was an accredited investor with whom we or one of our affiliates had a prior business relationship, and no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting our consolidated operating results, consolidated financial condition, liquidity and cash flows for the periods ended December 31, 2012 and 2011. The discussion and analysis that follows should be read together with the financial statements and the notes to the financial statements included elsewhere in this report. Management’s Discussion and Analysis of Financial Condition and Results Of Operations is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Consolidated Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in Section 1A above – “Risk Factors.”

Overview

We were incorporated in California on November 15, 2007.   Given sufficient capital, we plan to acquire and grow our locations nationwide, as described in the “Description of Business.”

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

Results of Operations

The Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues

Revenues were $83,603 and $44,272 for the years ended December 31, 2012 and 2011, respectively. The revenue for the year ended December 31, 2012 consisted $32,102 for management fees and $51,501 for reimbursement of expenses. The revenue for the year ended December 31, 2011 consisted $14,272 for management fees and $30,000 for reimbursement of expenses. We believe the 89% increase in revenues from 2011 to 2012 was due to change of location of the medspa which we manage to a location that has more visibility.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”)expenses were $115,047 and $84,837 for the years ended December 31, 2012 and 2011, respectively. The increase in selling, general and administrative expenses of $30,210 was due to an increase in consulting expenses. .. The S,G&A for the year ended December 31, 2012 consisted primarily of $25,287 of depreciation expense, $8,125 of rent expense, and $62,034 of consulting expenses. The S,G&A for the year ended December 31, 2011 consisted primarily of $22,036 of depreciation expense, $8,250 of rent expense, and $6,917 of staffing expense, $9,000 of rent expense.

Liquidity and Capital Resources

We may experience illiquidity and may be dependent on our management and shareholders to provide funds to maintain our activities. In the event that we are not able to raise additional capital, Marichelle Stoppenhagen has indicated they are willing to accrue their expenses until such time that we are financially stable.

Net cash provided by / (used) in operating activities in 2012 and 2011 was $23,814 and ($49,842), respectively. Cash used in operating activities in 2012 consisted mainly of an increase of $19,621 in accounts payable, stock compensation expense of $17,000, and depreciation of $25,287. This was offset by an increase in accounts payable of $7,157 and a decrease in inventory of $4,539. Cash used in operating activities in 2011 consisted mainly of a decrease of $43,224 in accounts payable to a related party due to a forgiveness of debt by Ms. Stoppenhagen, our President. This was offset by an increase in accounts payable of $7,157 and a decrease in inventory of $4,539.

Net cash used in investing activities in 2012 and 2011 was $3,664 and $7,972, respectively which was due to the purchase of equipment.

Net cash provided by financing activities in 2012 and 2011 was zero and $110,500 respectively. In December 2011, we entered into a Revolving Promissory Note (the “Note”) with Marichelle Stoppenhagen, our president. Under the terms of the Note, Ms. Stoppenhagen agreed to advance us, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until December 31, 2013. All advances shall be paid on or before December 31, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually. In the Event of Default, the Holder shall be held in a first credit position on the entire amount due on this Note. We immediately withdrew $50,000 to fund our plans. Currently, there is $50,000 remaining to us to draw upon under this Note as of December 31, 2012.

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

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. As such, in accordance with the use of accounting principles generally accepted in the United States of America, our actual realized results may differ from management’s initial estimates as reported and such differences may be significant. Our most significant accounting estimates are those related to our consolidation policy, valuation of common stock, fair value measurements, uncertainty in income taxes and valuation allowance for deferred tax assets as set forth below.

Consolidation Policy. The Company has one contractual relationship with MTA which is a management services agreement. The Company evaluated the various relationships between the parties to determine whether to consolidate MTA as a variable interest entity pursuant to ASC 810, Consolidation. The Company determined that it was not the primary beneficiary of the interest and that it should not consolidate MTA. The Company’s conclusion was based upon an analysis of the various relationships and California state law restrictions on relationships between licensed professionals and businesses. To complete its analysis, management made assumptions regarding the relevance of certain factors, including state law requirements, which were given significant weight. In the event that state law should change, there should be material changes in the relationships or management’s judgment as to the relevance of various factors should change, the Company might determine that consolidation would be appropriate.

Revenue Recognition. The Company’s revenues are derived from management services provided to MTA, a related party. The Company provides nonmedical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues less cost of goods sold (as defined in the Management Services Agreement).

The Company recognizes revenue when the following criteria of revenue recognition are met: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured.

Our revenues presented are comprised of the management fee and reimbursement of management expenses.

Under the Facilities and Management Services Agreement, we are reimbursed expenses by MTA. The Company earns no profit on the expenses and the counter party is a related party. We have treated the reimbursement of expenses as revenue.

Recently Issued Accounting Standards

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements and related disclosures.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements and related disclosures and related disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, the adoption of ASU 2011-11 will have on its financial statements and related disclosures.

In July 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance provides an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The adoption of this accounting guidance will not have a material impact on our financial statements and related disclosures.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements.

ITEM 7A. QUANTITATIVE AND QUALITITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

MySkin, Inc.:

We have audited the accompanying balance sheets of MySkin, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statement of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MySkin, Inc. as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses from operations as of December 31, 2012. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern. These financial statements do not include any adjustments that might result from such uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

May 20, 2013

MySkin, Inc.
Balance Sheets

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS
Cash	$76,445	$56,294
Accounts receivable, related party	5,398	716
Inventory	9,056	7,088
TOTAL CURRENT ASSETS	90,899	64,098
Equipment, net	17,420	39,043
TOTAL ASSETS	$108,319	$103,141

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$32,762	$26,640
Due related party	13,500	—
Note payable - related party	50,000	50,000
TOTAL CURRENT LIABILITIES	96,262	76,640

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, zero issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 1,505,000 and 1,420,000 issued and outstanding at December 31, 2012 and 2011	1,505	1,420
Additional paid in capital	163,990	147,075
Accumulated deficit	(153,438)	(121,994)
Total stockholders' equity	12,057	26,501
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$108,319	$103,141

See accompanying notes to financial statements.

MySkin, Inc.

Statements of Operations

	Years Ended December 31,
	2012	2011
Management fee	$32,102	$14,272
Reimbursement of expenses	51,501	30,000
Total revenues	83,603	44,272

Selling, general and administrative expenses	115,047	84,837
NET LOSS	$(31,444)	$(40,565)
NET LOSS PER SHARE OF COMMON STOCK	$(0.02)	$(0.03)
WEIGHTED AVERAGE SHARES OUTSTANDING	1,441,250	1,420,000

See accompanying notes to financial statements.

MySkin, Inc.

Statements of Stockholders’ Equity

For the Years Ended December 31, 2012 and 2011

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, Dec 31, 2010	-	$-	1,420,000	$1,420	$86,575	$(81,429)	$6,566

Capital Contribution					60,500		60,500
Net loss						(40,565)	(40,565)
BALANCE, Dec 31, 2011	-	-	1,420,000	1,420	147,075	(121,994)	26,501

Stock Compensation			85,000	85	16,915		17,000
Net loss						(31,444)	(31,444)
BALANCE, Dec 31, 2012	-	$-	1,505,000	$1,505	$163,990	$(153,438)	$12,057

See accompanying notes to financial statements.

MySkin, Inc.
Statements of Cash Flows

	2012	2011
OPERATING ACTIVITIES:
Net (loss)	$(31,444)	$(40,565)
Adjustments to reconcile net loss to net cash provided by / (used) in operating activities:
Depreciation and amortization	25,287	22,036
Stock compensation	17,000		-
Management fees and reimbursement of expenses, related parties	(4,682)	(8,565)
Changes in operating assets and liabilities:
Accounts receivable	—	931
Inventory	(1,968)	4,539
Accounts payable and accrued expenses	6,121	7,157
Accounts payable and accrued expenses – related parties	13,500	(35,375)
Net cash provided by (used in) operating activities	23,814	(49,842)
INVESTING ACTIVITIES:
Purchase of equipment	(3,664)	(7,972)
Net cash used in investing activities	(3,664)	(7,972)
FINANCING ACTIVITIES:
Capital contribution, related party	—	60,500
Issuance of note payable - related party	—	50,000
Net cash provided by financing activities	—	110,500
NET INCREASE IN CASH	20,151	52,686
CASH, Beginning of year	56,294	3,608
CASH, End of year	$76,445	$56,294

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received / (paid) during the year:
Interest	$—	$—
Income Taxes	$—	$—

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

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California profession corporation pursuant to which we granted MTA the rights to perform advanced skin services in our current center.  MTA is a related party as Marichelle Stoppenhagen, our president and principle shareholder, owns 49% of MTA. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company, with respect to the provision of the Management Services for the Practice (collectively, "Management Expenses"). Under this agreement, MTA is obligated to reimburse Management Expenses and pay a monthly service fee equal to forty percent (40%) of gross collected revenue with a minimum amount of $2,500 per month (“Service Fee”). The Company has waived the payment of the minimum amount for the Service Fee. Gross Collected Revenue shall be defined as the gross amount of all sums collected from the professional services performed and medical supplies provided by or on behalf of doctor in the practice less the cost of goods sold related to those product sales and materials used in those services, and shall not include revenue collected by Company from customers of Company for non-medical services or products provided. MTA has retained the services of Ms. Stoppenhagen, our president, Maria Teresa Agner, MD to provide services at our facility. The Company was not in complete compliance with the Facilities and Management Agreement as MTA had not opened up a separate bank account as required under the agreement. We do not believe that there is any liability that would result from this non-compliance. Currently, the Company is in compliance with the Facilities and Management Agreement.

Given sufficient capital, we plan to expand our management services for other locations through partnering with physicians to manage new medspas, failed medspas, and by managing new store locations near young retirement communities.

Going Concern — The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has suffered losses from operations since its inception and has an accumulated deficit of $153,438 and a stockholder’s equity of $12,057 at December 31, 2012.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.  The recovery of the Company’s assets is dependent upon continued operations of the Company.

In addition, the recovery of the Company’s assets is dependent upon future events, the outcome of which is undetermined.  The Company intends to continue to attempts to raise additional capital, but there can be no certainty that such efforts will be successful.

Consolidation Policy - The Company has only one contractual relationship with MTA which is the management services agreement. The Company evaluated the various relationships between the parties to determine whether to consolidate MTA as a variable interest entity pursuant to ASC 810, Consolidation. The Company determined that it was not the primary beneficiary of the interest and that it should not consolidate MTA. The Company’s conclusion was based upon an analysis of the various relationships and California state law restrictions on relationships between licensed professionals and businesses. To complete its analysis, management made assumptions regarding the relevance of certain factors, including state law requirements, which were given significant weight. In the event that state law should change, there should be material changes in the relationships or management’s judgment as to the relevance of various factors should change, the Company might determine that consolidation would be appropriate.

Basis of Presentation— The financial statements reflect the financial position, results of operations and cash flows of the Company in conformity with United States Generally Accepted Accounting Principles.

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

Revenue Recognition — The Company’s revenues are derived from management services provided to MTA, a related party. Our president, Marichelle Stoppenhagen, owns 66.4% of the Company and Ms. Stoppenhagen owns 49% of MTA. Dr. Agner spends 0 to 25% of her time working for MTA not the Company. During the years ended December 31, 2012 and 2011 the Company was not in complete compliance with the Facilities and Management Agreement. The Company provides nonmedical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues less cost of goods sold (as defined in the Management Services Agreement). During the years ended December 31, 2012 and 2011, the Company did not receive cash from MTA for management fees and reimbursement of expenses. Our revenues presented are comprised of the management fee and reimbursement of expenses.

Under the Facilities and Management Services Agreement, we are reimbursed expenses by MTA. The Company earns no profit on the expenses and the MTA is a related party due to our president owning 49% of MTA. We have treated the reimbursement of expenses as revenue. The substance of the revenues pertaining to the reimbursement of expenses are described under our accounting policy Selling, General and Administrative Expenses. The revenues for the Company but are generated from the Facilities and Management Agreement with MTA.

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

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all non-owner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the consolidated financial statements and related disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, the adoption of ASU 2011-11 will have on its consolidated financial statements and related disclosures.

In July 2012, the FASB issued guidance on testing for indefinite-lived intangible assets for impairment. The new guidance allows an entity to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. The adoption of this accounting guidance will not have a material impact on our consolidated financial statements and related disclosures.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its consolidated financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

NOTE 2 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic wellbeing of significant customers, we do not believe that significant credit risk exists at December 31, 2012 and 2011. We perform ongoing evaluations of our customers.

The Company maintains its cash balances in one financial institution that does not exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution.  As of December 31, 2012 and 2011, the Company had no deposits that exceeded federally-insured amounts.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. The Company does not generate revenues from the selling of inventory. It generates its revenues from the Facilities and Management Agreement with MTA.

NOTE 3 – EQUIPMENT

Equipment, consists of the following at December 31:

	2012	2011

Equipment	$113,368	$109,705
Less accumulated depreciation and amortization	(95,948)	(70,662)

	$17,420	$39,043

Depreciation and amortization expense was $25,287 and $22,036 for the years ended December 31, 2012 and 2011, respectively.

NOTE 4 - RELATED PARTIES

We have adopted a written policy within our code of ethics that prohibits our executive officers and directors from entering into a related party transaction with us without the prior consent of our board of directors. All of our directors, executive officers and employees are required to report any such related party transaction to our board of directors.

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California profession corporation pursuant to which we granted MTA the rights to operate advanced skin services in our current center.  As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company respecting the provision of the Management Services for the Practice (collectively, "Management Expenses"). MTA, in addition to reimbursement of Management Expenses, a monthly service fee equal to forty percent (40%) of revenue less the cost of goods sold related to the revenue is payable, with a minimum amount of $2,500 per month (“Service Fee”). The Company has waived the payment of the minimum amount for the Service Fee. Ms. Stoppenhagen, our president, owns a minority interest of MTA. During the years ended December 31, 2011 and 2010, the Company was not in compliance with the Facilities and Management Services Agreement with MTA. During the years ended December 31, 2012 and 2011 no cash was received by the Company from MTA for management fees and / or reimbursement of expenses.

The profit accrued by MTA was a total of $46,820 and $21,408 for the years ended 2012 and 2011, respectively. MTA reimbursed the Company for expenses a total of $51,501 and $30,000 for the years ended 2012 and 2011, respectively. As of December 31, 2012, MTA owed the Company $5,398. As of December 31, 2011, the Company owed MTA $717.

	2012	2011

Beginning balance of year, due from (to) MTA	$717	$(7,876)
Amount accrued of the gross profit by MTA	(46,820)	(21,408)
Amount due to the Company by MTA for expenses paid MTA’s behalf	51,501	30,000
Ending balance of year, due from (to) MTA	$5,398	$717

Ms. Stoppenhagen was paid a total of $13,500 and $5,600 for the years ended December 31, 2012 and 2011, respectively. This includes all compensation both direct and indirect as well as compensation paid through the Company. As of December 31, 2012, Ms. Stoppenhagen was owed 13,500 for compensation. As December 31, 2011, Marichelle Stoppenhagen, our president, forgave amounts owed to her by the Company totaling $60,500 which we recorded as a capital contribution.

NOTE 5 – RELATED PARTY NOTE PAYABLE

In December 2011, we entered into a Revolving Promissory Note (the “Note”) with Marichelle Stoppenhagen, our president.  Under the terms of the Note, Marichelle Stoppenhagen agreed to advance us, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until December 31, 2013.  All advances shall be paid on or before December 31, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually.   As of December 31, 2012 and 2011, there was $50,000 owed under the note.

NOTE 6 – INCOME TAX

For the years ended December 31, 2012 and 2011, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2012 and 2011, the Company had approximately $153,438 and $121,994 of federal and state net operating losses, respectively.  The net operating loss carryforwards, if not utilized, will begin to expire in 2027. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at:

	December 31,
	2012	2011
Deferred tax assets:
Deferred tax assets	53,703	42,698
Valuation allowance	(53,703)	(42,698)
Total deferred tax assets	$-0-	$-0-

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $53,703 and $42,698, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2012 and 2011:

  2011 & 2010

Federal statutory tax rate  (35.0) %

Permanent difference and other 35.0%

Effective tax rate 0.0%

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for the period from December 31, 2012 and 2011, the date of these financial statements, through May 20, 2013, which represents the date the Company intends to file these financial statements with the Securities and Exchange Commission. Pursuant to the requirements of ASC 855, Subsequent Events there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer, who serves as our principal executive officer and our Chief Financial officer, who serves as our principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

As of December 31, 2012, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were not effective. Specifically, our disclosure controls procedures over the presentation for revenue related to our management fee and reimbursement of expenses had a material weakness which resulted in a restatement of our Form-10-Q for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012. Specifically, our internal controls over the presentation for revenue related to our management fee and reimbursement of expenses had a material weakness which resulted in a restatement of our Form-10-Q for the periods ended March 31, 2012, June 30, 2012 and September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, positions and ages of our current directors and executive officers and the date such person became one of our directors or executive officers. Our directors were elected by a meeting. Our directors are typically elected at each annual meeting and serve for one year and until their successors are elected and qualify. Officers are elected by our board of directors and their terms of office are at the discretion of our board. There are no family relationships among our directors, executive officers, director nominees or significant employees. All of our directors, except for Ms. Stoppenhagen, are independent as determined by the NASDAQ listing standards.

Name	Age	Position
Marichelle Stoppenhagen	38	Director, President, Chief Financial Officer and Secretary

Marichelle Stoppenhagen has been a Director, President and Chief Financial Officer of Myskin since December 2007.  Ms. Stoppenhagen is a Registered Nurse who has four years of experience in the medspa Industry.  Ms. Stoppenhagen worked for Sona medspa from 2004 until 2007. Prior to this, Mrs. Stoppenhagen worked as a Registered Nurse at New York University Hospital from 2001 until 2003.  Ms. Stoppenhagen holds a Bachelor of Science in Nursing from Dominican College in New York.

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

Board Experience

  Our board of directors has diverse and extensive knowledge and expertise in healthcare that is of particular importance to us. Our current director was nominated to the board of directors on the basis of the unique skills she brings to the board. We will select additional directors based upon the experience and unique skills they bring as well how these collectively enhance our board of directors as we expand. On an individual basis:

Our Chairman, Ms. Stoppenhagen, has over 10 years of experience in the medical esthetics industry. Her comprehensive experience and extensive knowledge and understanding of the healthcare and specifically medical esthetics has been instrumental in the creation, development and launching of our company, as well as our current strategy.

Significant Employees

None.

Family Relationships

None.

Voting Arrangements

None

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2012, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Committees of the Board of Directors

We do not have a separately designated audit, compensation or nominating committee of our Board and the functions customarily delegated to these committees are performed by our full Board. We are not a “listed company” under SEC rules and are therefore not required to have separate committees comprised of independent directors. The Company has, however, determined that Bob Kurilko is “independent” as that term is defined in Section 5605 of the NASDAQ Marketplace Rules as required by the NASDAQ Stock Market.

The Board does not have a nominations committee because the Board does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because the functions of such committee are adequately performed by our Board. There are no specific minimum qualifications that the Board believes must be met by a candidate recommended by the Board. Currently, the entire Board decides on nominees, on the recommendation of any member of the Board, followed by the Board’s review of the candidates’ resumes and interviews of candidates. Based on the information gathered, the Board then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominees.

The Board does not have an audit committee. However, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the our Board is deemed to be its audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (i) selection and oversight of our independent accountant; (ii) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (iii) engaging outside advisors. Our Board has determined that its members do not include a person who is an “audit committee financial expert” within the meaning of the rules and regulations of the SEC. Our Board has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member’s financial sophistication. Accordingly, our Board believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

The Board does not have a compensation committee because the Board believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by our Board.

Stockholder Communications

Our Board has determined not to adopt a formal methodology for communications from stockholders on the belief that any communication would be brought to the Board’s attention by our sole officer, Marichelle Stoppenhagen.

Meetings of the Board of Directors and Committees

Our Board took a number of actions by written consent of all of the directors during the year ended December 31, 2012. Such actions by the written consent of all directors are, according to California corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held. The Board held no meetings during 2012. While the Company has not established a policy with respect to members of the Board attending annual meetings, each director is encouraged to attend the annual meeting of stockholders. We did not hold an annual meeting of security holders during our last fiscal year. Our directors and officers do not receive remuneration from us unless approved by our Board or pursuant to an employment contract. No compensation has been paid to our directors for attendance at any meetings during the last fiscal year.

Board Leadership Structure and Role in Risk Oversight

We do not separate the roles of Chief Executive Officer and Chairman of the Board because we believe that such roles are adequately performed by Marichelle Stoppenhagen. The following table sets forth the names, positions and ages of our current directors and executive officers and the date such person became one of our directors or executive officers. Our directors were elected by a meeting. Our directors are typically elected at each annual meeting and serve for one year and until their successors are elected and qualify. Officers are elected by our board of directors and their terms of office are at the discretion of our board. There are no family relationships among our directors, executive officers, director nominees or significant employees. All of our directors, except for Ms. Stoppenhagen, are independent as determined by the NASDAQ listing standards.

Name	Age	Position
Marichelle Stoppenhagen	38	Director, President, Chief Financial Officer and Secretary

-21-

Marichelle Stoppenhagen has been a Director, President and Chief Financial Officer of Myskin since December 2007.  Ms. Stoppenhagen is a Registered Nurse who has four years of experience in the medspa Industry.  Ms. Stoppenhagen worked for Sona medspa from 2004 until 2007. Prior to this, Mrs. Stoppenhagen worked as a Registered Nurse at New York University Hospital from 2001 until 2003.  Ms. Stoppenhagen holds a Bachelor of Science in Nursing from Dominican College in New York.

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified. The Company’s Bylaws provide that the Board of Directors will consist of no less than three members. Officers are elected by and serve at the discretion of the Board of Directors.

Board Experience

  Our board of directors has diverse and extensive knowledge and expertise in healthcare that is of particular importance to us. Our current director was nominated to the board of directors on the basis of the unique skills she brings to the board. We will select additional directors based upon the experience and unique skills they bring as well how these collectively enhance our board of directors as we expand. On an individual basis:

Our Chairman, Ms. Stoppenhagen, has over 10 years of experience in the medical esthetics industry. Her comprehensive experience and extensive knowledge and understanding of the healthcare and specifically medical esthetics has been instrumental in the creation, development and launching of our company, as well as our current strategy.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company’s code of ethics may be obtained free of charge by contacting the Company at the address or telephone number listed on the cover page hereof.

In summary, MySkin expects employees at all levels to observe and respect the laws and regulations and standards of business conduct that govern the conduct of our business. The Company is committed to designing, applying, and enforcing a corporate compliance program that will assist its employees in achieving this goal.

All employees are expected to read and understand this Code, uphold these standards in day-to-day activities, comply with all applicable policies and procedures, and ensure that all contractors, representatives and agents are aware of, understand and adhere to these standards.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The summary compensation table below shows certain compensation information paid for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the years ending December 31, 2012 and 2011. Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position	Year	Salary (2)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Marichelle Stoppenhagen(1)
	2012	$ 27,000	-	-	-	-	-	$-	$27,000
President, Chief Financial Officer and Director	2011	$30,000	-	-	-	-	-	$-	$30,000

(1)	Marichelle Stoppenhagen, our President was paid at a rate of $65.00 per hour for services rendered for the years ended December 31, 2012 and 2011.
(2)	Ms. Stoppenhagen was earned a total of $27,000 and $30,000 for the years ended December 31, 2012 and 2011, respectively. Ms. Stoppenhagen was paid a total of $13,500 and $5,600 for the years ended December 31, 2012 and 2011, respectively. This includes all compensation both direct and indirect as well as compensation paid by the Company. At the end of December 2011, Ms. Stoppenhagen forgave $60,500 of the amounts owed to her from services performed in 2009, 2010, and 2011. In 2010, Ms. Stoppenhagen did not make any forfeitures except to the extent that Ms. Stoppenhagen forfeited amounts in 2011 related to amounts earned in 2010.

 We entered into a consulting agreement with Marichelle Stoppenhagen on December 1, 2007, our President, whereby she was paid at a rate of $65.00 per hour for services in conjunction with running the operations.  The Consultant is expected to work no less than 40 hours per month on activities related to the Company. The term of the agreement is year to year but may be terminated by giving one month’s notice.

None of the executive officers have received a bonus or deferred compensation.

Outstanding Equity Awards at December 31, 2011 and 2010: None

Option Exercises and Stock Vested Table: None

Pension Benefits Table: None

Nonqualified Deferred Compensation Table: None.

All Other Compensation Table: None.

Perquisites Table: None.

There are no existing or planned option/SAR grants.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (1)	Option Expiration Date

Marichelle Stoppenhagen	-	-	-	-
CEO, CFO, Secretary, and Director

None of the executive officers listed in the above table exercised options during the fiscal year ended December 31, 2012.

Compensation of Directors

Our directors did not receive any compensation in the fiscal years ending December 31, 2010 and 2011.

All directors receive no cash compensation for their services as directors.

Employment Contracts and Termination of Employment and Change in Control Arrangements with any of the Board of Directors.

There are no employment contracts, compensatory plans or arrangements (except as referenced above regarding Ms. Stoppenhagen’s consulting contract), including payments to be received from the Company with respect to any executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company or a change in the person's responsibilities following a change in control of the Company. Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person. None of the Company's directors or executive officers is acting on behalf of or will act at the direction of any other person.

Compensation Pursuant to Plans; Pension Table: We have no retirement, pension, profit sharing, or other plan covering any of our officers and directors.

We have adopted no formal stock option plans for our officers, directors and/or employees. We reserve the right to adopt one or more stock options plans in the future. Presently we have no plans to issue additional shares of our common or preferred stock or options to acquire the same to our officers, directors or their affiliates or associates except for the board of director’s compensation plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information regarding the beneficial ownership of our common stock by the following persons as of May 20, 2013: (i) each executive officer and director, (ii) all executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock (not taking into account contractual restrictions on beneficial ownership.)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of May 20, 2013 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 1,505,000 shares of our common stock outstanding on May 20, 2013.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature Of Beneficial Ownership(4)	Percent of Class
Brookstone Capital LLC (1)	Common	150,000	9.9%

Paul Matthews (2)	Common	150,000	9.9%

Marichelle Stoppenhagen (3)	Common	1,000,000	66.4%

All Executive Officers and Directors as a Group		1,000,000	66.4%

Total		1,300,000	91.6%

___________

(1) The address for Ms. Stoppenhagen is 410 32nd St., Ste. 203, Newport Beach, CA 92663

(2) The address for Brookstone Capital LLC is 410 32nd St., Ste. 203, Newport Beach, CA 92663. Larry Kohler has sole voting power for the shares held by Brookston Capital LLC.

(3) The address for Mr. Matthews is 410 32nd St., Ste. 203, Newport Beach, CA 92663

(4) The foregoing beneficial owners hold investment and voting power in their shares.

Changes in Control Arrangements

None.

Equity Compensation Plan Information

None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Officers and Directors

Other than the transactions described below, since January 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
•	in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California profession corporation pursuant to which we granted MTA the rights to operate advanced skin services in our current center.  MTA is owned 51% by Maria Teresa Agner, MD and 49% by Marichelle Stoppenhagen, our president and principle shareholder. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company respecting the provision of the Management Services for the Practice. MTA, in addition to reimbursement of Management Expenses, a monthly service fee equal to forty percent (40%) of revenue less the cost of goods sold related the revenue, is payable, with a minimum amount of $2,500 per month. Ms. Stoppenhagen, our president, owns a minority interest of MTA. The Company has waived the payment of the minimum amount for the Service Fee.

The profit accrued by MTA was a total of $46,820 and $21,407 for the years ended 2012 and 2011, respectively. MTA reimbursed the Company for expenses a total of $51,501 and $30,000 for the years ended 2012 and 2011, respectively. As of December 31, 2012, MTA owed the Company $5,398. As of December 31, 2011, the Company owed MTA $717.

	2012	2011

Beginning balance of year, due from (to) MTA	$717	$(7,876)
Amount accrued of the gross profit by MTA	(46,820)	(21,407)
Amount due to the Company by MTA for expenses paid MTA’s behalf	51,501	30,000
Ending balance of year, due from (to) MTA	$5,398	$717

Ms. Stoppenhagen was paid a total of $13,500 and $5,600 for the years ended December 31, 2012 and 2011, respectively. This includes all compensation both direct and indirect as well as compensation paid through the Company. As of December 31, 2012, Ms. Stoppenhagen was owed $13,500 for compensation. As December 31, 2011, Marichelle Stoppenhagen, our president, forgave amounts owed to her by the Company totaling $60,500 which we recorded as a capital contribution.

In December 2011, we entered into a Revolving Promissory Note (the “Note”) with Marichelle Stoppenhagen, our president. Under the terms of the Note, Marichelle Stoppenhagen agreed to advance us, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until December 31, 2013. All advances shall be paid on or before December 31, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually. As of December 31, 2012, there was $50,000 owed under the note.

Director Independence

The Company has not:

•	established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be “independent” under any applicable definition given that he is an officer of the Company; nor
•	established any committees of the board of directors.

Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any corporate governance committees at this time.

As of the date hereof, the entire board serves as the Company’s audit committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Effective October 10, 2011, Company engaged Anton & Chia LLP as its independent public accounting firm. The Company did not consult Anton & Chia LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements prior to such appointment.

Audit Fees

The aggregate fees billed by Anton & Chia LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings was $10,000 for the years ended December 31, 2012 and 2011.

Audit-Related Fees

There were no fees billed by Anton & Chia LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the years ended December 31, 2012 and 2011.

Tax Fees

There were zero in fees billed by Anton & Chia LLP for professional services for tax compliance, tax advice, and tax planning for the years ended December 31, 2012 and 2011.

All Other Fees

There were no fees billed by Anton & Chia LLP for other products and services for the years ended December 31, 2012 and 2011.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The financial statements filed as part of this Annual Report on Form 10-K are listed on page 23.

The exhibits filed with this Annual Report on Form 10-K are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYSKIN, INC.
(Registrant)

Date: May 20, 2013	By:	/s/ Marichelle Stoppenhagen
Marichelle Stoppenhagen
Chairman, Chief Executive Officer, President, Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer and Chief Accounting Officer)

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated. Each person whose signature appears below constitutes and appoints Marichelle Stoppenhagen his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this registration statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ Marichelle Stoppenhagen Marichelle Stoppenhagen	President, Chief Financial Officer, Secretary, Treasurer and Director	May 20, 2013

Exhibit Index

Exhibit Number	Description
3.1*	Articles of Incorporation of Registrant, dated November 15, 2007.
3.2*	Bylaws of Registrant
3.3*	Audit Committee Charter, dated May 27, 2008
10.1*	Facilities and Management Services Agreement
10.2*	Revolving Promissory Note and Security Agreement
10.3*	Agreement with Marichelle Stoppenhagen
14.1*	Code of Ethics, dated May 27, 2008
31	Certificate of Chief Executive Office and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended

* Incorporated by reference to Form 10 filed with the SEC on May 20, 2013

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.