Form 10-Q
period 2013-06-30
MySkin, Inc.
filed 2013-07-19
CIK 1436161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

On July 19, 2013, there were 1,505,000 shares of the issuer's common stock were outstanding.

MySkin, Inc.

Part 1. Financial Information

MYSKIN, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,376	$76,445
Accounts receivable	1,669	—
Due from related party - MTA	20,262	5,398
Inventory	22,972	9,056
TOTAL CURRENT ASSETS	50,279	90,899
Equipment, net	18,515	17,420
TOTAL ASSETS	$68,794	$108,319

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$26,647	$32,762
Due to related party – accounts payable	21,045	13,500
Note payable, related party	—	50,000
TOTAL CURRENT LIABILITIES	47,692	96,262

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, zero issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 1,505,000 issued and outstanding at June 30, 2013 and December 31, 2012	1,505	1,505
Additional paid in capital	163,990	163,990
Accumulated deficit	(144,393)	(153,438)
Total stockholders' equity	21,102	12,057
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,794	$108,319

See accompanying notes to condensed financial statements.

MYSKIN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Management fee	$12,566	$7,540	$24,823	$13,497
Reimbursement of expenses	19,125	7,500	34,043	15,000
Total revenues	31,691	15,040	58,866	28,497

Selling, general and administrative expenses	26,715	23,083	49,821	41,569
Net income/(loss)	$4,977	$(8,043)	$9,045	$(13,072)
Net income/(loss) per share of common stock	$0.00	$(0.01)	$0.01	$(0.01)
Weighted average shares outstanding	1,505,000	1,420,000	1,505,000	1,420,000

See accompanying notes to condensed financial statements.

MYSKIN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
OPERATING ACTIVITIES:
Net income/(loss)	$9,045	$(13,072)
Adjustments to reconcile net income / (loss) to net cash provided by / (used in) operating activities:
Depreciation and amortization	13,313	13,174
Management fees and reimbursement of expenses, related parties, net	3,191	5,245
Changes in operating assets and liabilities:
Accounts receivable	(1,669)	—
Inventory	(13,916)	(4,033)
Due to related party - MTA	(18,056)	—
Accounts payable and accrued expenses	(6,114)	4,650
Accounts payable and accrued expenses – related parties	7,544	9,000
Net cash provided by / (used in) operating activities	(6,661)	14,964
INVESTING ACTIVITIES:
Purchase of equipment	(14,408)	(3,663)
Net cash used in investing activities	(14,408)	(3,663)
FINANCING ACTIVITIES:
Repayment of note payable – related party	(50,000)	—
Net cash used in financing activities	(50,000)	—
NET INCREASE (DECREASE) IN CASH	(71,069)	11,301
CASH, Beginning of period	76,445	56,294
CASH, End of period	$5,376	$67,595

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received / (paid) during the period:
Interest	$—	$—
Income Taxes	$—	$—

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

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California professional corporation pursuant to which we granted MTA the rights to perform advanced skin services in our current center. MTA is a related party as Marichelle Stoppenhagen, our president and principle shareholder, owns 49% of MTA. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company, with respect to the provision of the Management Services for the Practice (collectively, "Management Expenses"). Under this agreement, MTA is obligated to reimburse Management Expenses and pay a monthly service fee equal to forty percent (40%) of gross collected revenue with a minimum amount of $2,500 per month (“Service Fee”). Gross Collected Revenue shall be defined as the gross amount of all sums collected from the professional services performed and medical supplies provided by or on behalf of doctor in the practice less the cost of goods sold related to those product sales and materials used in those services, and shall not include revenue collected by Company from customers of Company for non-medical services or products provided. MTA has retained the services of Ms. Stoppenhagen, our president, Maria Teresa Agner, MD to provide services at our facility. Currently, the Company is in compliance with the Facilities and Management Agreement.

Given sufficient capital, we plan to expand our management services for other locations through partnering with physicians to manage new medspas, failed medspas, and by managing new store locations near young retirement communities.

Going Concern — The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations since its inception and has an accumulated deficit of $144,393 and a stockholder’s equity of $21,102 at June 30, 2013. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.

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

Basis of Presentation — The accompanying unaudited condensed financial statements are presented in accordance with the requirements for Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's condensed financial statements. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The Company recommends that the accompanying unaudited condensed financial statements for the interim period be read in conjunction with the Company's financial statements for the year ended December 31, 2012 included in the Company's Annual Report on Form 10-12G/A.

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

Cash and Cash Equivalents — The Company considers investments with original maturities of 90 days or less to be cash equivalents. The Company does not have cash equivalent as of June 30, 2013 and December 31, 2012.

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

Revenue Recognition — The Company’s revenues are derived from management services provided to MTA, a related party. Our president, Marichelle Stoppenhagen, owns 66.4% of the Company and Ms. Stoppenhagen owns 49% of MTA. Dr. Agner spends 0% to 25% of her time working for MTA not the Company. The Company provides nonmedical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues less cost of goods sold (as defined in the Management Services Agreement). The Company did not receive cash from MTA for management fees and reimbursement of expenses. Our revenues presented are comprised of the management fee and reimbursement of expenses.

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

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s condensed financial statements.

Net Income (Loss) Per Share — The Company computes net income (loss) per share in accordance with ASC 260 Earnings per Share (ASC 260). Under the provisions of ASC 260, basic net income (loss) per share includes no dilution and is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The dilution income (loss) per share takes into consideration shares of common stock outstanding (computed under basic net income (loss) per share) and potentially dilutive shares of common stock that are not anti-dilutive.

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

Recently Issued Accounting Pronouncements — There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 2 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic well-being of significant customers, we do not believe that significant credit risk exists at June 30, 2013 and December 31, 2012. We perform ongoing evaluations of our customers.

The Company maintains its cash balances in one financial institution that does not exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution. As of June 30, 2013 and December 31, 2012, the Company had no deposits that exceeded federally-insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. The Company does not generate revenues from the selling of inventory. It generates its revenues from the Facilities and Management Agreement with MTA.

NOTE 3 – EQUIPMENT

Equipment, consists of the following at:

	June 30,	December 31,
	2013	2012

Equipment	$127,777	$113,368
Less accumulated depreciation and amortization	(109,262)	(95,948)

	$18,515	$17,420

Depreciation expense for the six months ended June 30, 2013 and 2012 are $13,313 and $13,174, respectively.

NOTE 4 - RELATED PARTIES

We have adopted a written policy within our code of ethics that prohibits our executive officers and directors from entering into a related party transaction with us without the prior consent of our board of directors. All of our directors, executive officers and employees are required to report any such related party transaction to our board of directors.

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California profession corporation pursuant to which we granted MTA the rights to operate advanced skin services in our current center. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company respecting the provision of the Management Services for the Practice (collectively, "Management Expenses"). MTA, in addition to reimbursement of Management Expenses, a monthly service fee equal to forty percent (40%) of revenue less the cost of goods sold related the revenue, is payable, with a minimum amount of $2,500 per month (“Service Fee”). Ms. Stoppenhagen, our president, owns a minority interest of MTA. During the three months ended June 30, 2013 and 2012 no cash was received by the Company from MTA for management fees and / or reimbursement of expenses.

As of June 30, 2013, the MTA owed the Company $20,262. As of December 31, 2012, MTA owed the Company $5,398.

June 30, 2013

December 31, 2012 balance due from (to) MTA	$5,398
Amount accrued for management fee	24,823
Amount due to the Company by MTA for expenses paid on MTA’s behalf	34,043
Practice cash account operated by MySkin and owned by MTA by agreement	(44,002)
Ending balance of period, due from (to) MTA	$20,262

NOTE 5 – RELATED PARTY NOTE PAYABLE

In December 2011, we entered into a Revolving Promissory Note (the “Note”) with Marichelle Stoppenhagen, our president. Under the terms of the Note, Marichelle Stoppenhagen agreed to advance us, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until December 31, 2013. All advances shall be paid on or before December 31, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually. As of June 30, 2013, there was zero owed under the note.

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

Results of Operation

Three Months Ended June 30, 2013 Compared to the Three Months ended June 30, 2012

Revenues

Revenues were $31,691 and $15,040 for the three months ended June 30, 2013 and 2012, respectively. The revenue for the three months ended June 30, 2013 consisted $12,566 for of management fees and $19,125 for reimbursement of expenses. The revenue for the three months ended June 30, 2012 consisted $7,540 for management fees and $7,500 for reimbursement of expenses. We believe the revenues increased from 2012 to 2013 due to change of location of the facility which we manage to a location that has more visibility as well as a larger base of customers.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”) expenses were $26,715 and $23,083 for the three months ended June 30, 2013 and 2012, respectively. The increase in selling, general and administrative expenses of $3,632 was due to an increase in consulting expenses.

Six Months Ended June 30, 2013 Compared to the Six Months ended June 30, 2012

Revenues

Revenues were $58,866 and $28,497 for the six months ended June 30, 2013 and 2012, respectively. The revenue for the six months ended June 30, 2013 consisted $24,823 for of management fees and $34,043 for reimbursement of expenses. The revenue for the six months ended June 30, 2012 consisted $13,497 for management fees and $15,000 for reimbursement of expenses. We believe the revenues increased from 2012 to 2013 due to change of location of the facility which we manage to a location that has more visibility as well as a larger base of customers.

Selling, General and Administrative Expenses

S,G&A expenses were $49,821 and $41,569 for the six months ended June 30, 2013 and 2012, respectively. The increase in selling, general and administrative expenses of $8,252 was due to an increase in consulting expenses.

Liquidity and Capital Resources

We may experience illiquidity and may be dependent on our management and shareholders to provide funds to maintain our activities. In the event that we are not able to raise additional capital, Marichelle Stoppenhagen has indicated they are willing to accrue their expenses until such time that we are financially stable.

Net cash provided by/(used in) operating activities for the six months ending June 30, 2013 and 2012 was $(6,661) and $14,964, respectively.

Net cash used in investing activities for the six months ending June 30, 2013 and 2012 was $14,408 and 3,663, respectively which was due to the purchase of equipment.

Net cash used in financing activities for the six months ending June 30, 2013 and 2012 was $50,000 and zero, respectively. In December 2011, we entered into a Revolving Promissory Note (the “Note”) with Marichelle Stoppenhagen, our president. Under the terms of the Note, Ms. Stoppenhagen agreed to advance us, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until December 31, 2013. All advances shall be paid on or before December 31, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually. In the Event of Default, the Holder shall be held in a first credit position on the entire amount due on this Note. Currently, there is zero remaining to us to draw upon under this Note as of June 30, 2013.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2013, that our disclosure controls and procedures are not effective to a reasonable assurance level of achieving such objectives. Specifically, our disclosure controls procedures over the presentation for revenue related to our management fee and reimbursement of expenses had a material weakness which resulted in a restatement of our statement of the periods ended September 30, 2012, June 30, 2012 and March 31, 2012. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2013, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Specifically, our internal controls over the presentation for revenue related to our management fee and reimbursement of expenses had a material weakness which resulted in a restatement of our statement of operations for the period ended September 30, 2012, June 30, 2012, and March 31, 2012.

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the second quarter ending June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dr. Agner, our current contracting physician, devotes approximately 10% of her time to (i) treating patients outside of her relationship with us, (ii) research and continuing education, (iii) managing the business affairs of MTA and (iv) interviews and other media activities which may or may not benefit our business. We anticipate that all of the primary physicians with whom we may contract, and who assume responsibility for ensuring the overall supervision and operation of our future clinics will similarly devote less than 100% of their time to our business or the provision of services at our clinics. There is a risk that our contracting physicians will not devote the requisite time to our business or the provision of services at our clinics, thereby adversely affecting our results of operations and financial condition.

We have incurred losses in prior periods and may incur losses in the future.

We incurred net losses of $144,393 for the period from November 15, 2007 (inception) to June 30, 2013. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

As of July 19, 2013, our President and Chairman, Ms. Stoppenhagen beneficially owns approximately 66% of our outstanding common stock. As a result, she may be able to control or substantially influence the outcome of matters requiring approval by the stockholders of the Company, including the election of directors and approval of significant corporate transactions.

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

MYSKIN, INC.

Date: July 19, 2013	BY: /s/ Marichelle Stoppenhagen Marichelle Stoppenhagen Chief Executive Officer

Date: July 19, 2013	BY: /s/ Marichelle Stoppenhagen Marichelle Stoppenhagen Chief Financial Officer, Principal Accounting Officer