Form 10-Q
period 2013-09-30
MySkin, Inc.
filed 2013-11-13
CIK 1436161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

On November 13, 2013, there were 1,505,000 shares of the issuer's common stock were outstanding.

MySkin, Inc.

Part 1. Financial Information

MYSKIN, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$35,170	$76,445
Due from related party - MTA	43,787	5,398
Inventory	12,081	9,056
TOTAL CURRENT ASSETS	91,038	90,899
Equipment, net	15,336	17,420
TOTAL ASSETS	$106,374	$108,319

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES
Accounts payable	$43,600	$32,762
Due to related party – accounts payable	18,944	13,500
Convertible note payable	50,000	—
Note payable, related party	—	50,000
TOTAL CURRENT LIABILITIES	112,544	96,262

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY/(DEFICIT)
Preferred stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 1,505,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	1,505	1,505
Additional paid in capital	163,990	163,990
Accumulated deficit	(171,665)	(153,438)
Total stockholders' equity/(deficit)	(6,170)	12,057
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$106,374	$108,319

See accompanying notes to condensed financial statements.

MYSKIN, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2013	2012	2013	2012
Management fee	$3,314	$11,083	$28,137	$24,580
Reimbursement of expenses	28,964	18,537	63,007	33,537
Total revenues	32,278	29,620	91,144	58,117

Selling, general and administrative expenses	59,550	27,457	109,371	69,026
Net income/(loss)	$(27,272)	$2,163	$(18,227)	$(10,909)
Net income/(loss) per share of common stock	$(0.02)	$0.01	$(0.01)	$(0.01)
Weighted average shares outstanding	1,505,000	1,420,000	1,505,000	1,420,000

See accompanying notes to condensed financial statements.

MYSKIN, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net (loss)	$(18,227)	$(10,909)
Adjustments to reconcile net loss to net cash provided by / (used in) operating activities:
Depreciation and amortization	20,299	19,230
Management fees and reimbursement of expenses, related parties	(38,389)	3,331
Changes in operating assets and liabilities:
Inventory	(3,026)	(2,263)
Accounts payable and accrued expenses	10,838	(5,684)
Accounts payable and accrued expenses – related parties	5,445	9,500
Net cash provided by / (used in) operating activities	(23,060)	13,205
INVESTING ACTIVITIES:
Purchase of equipment	(18,215)	(3,663)
Net cash used in investing activities	(18,215)	(3,663)
FINANCING ACTIVITIES:
Convertible note payable	50,000	—
Note payable – related party	(50,000)	—
Net cash used in financing activities	—	—
NET (DECREASE) INCREASE IN CASH	(41,275)	9,542
CASH, Beginning of period	76,445	56,294
CASH, End of period	$35,170	$65,836

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest	$—	$—
Income Taxes	$—	$—

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

Going Concern — The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses from operations since its inception and has an accumulated deficit of $171,665 and a stockholder’s deficit of $6,170 at September 30, 2013. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence. The recovery of the Company’s assets is dependent upon continued operations of the Company.

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's condensed financial statements. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Cash and Cash Equivalents — The Company considers investments with original maturities of 90 days or less to be cash equivalents. The Company does not have cash equivalents as of September 30, 2013 and December 31, 2012.

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

Revenue Recognition — The Company’s revenues are derived from management services provided to MTA, a related party. Our president, Marichelle Stoppenhagen, owns 66.4% of the Company and Ms. Stoppenhagen owns 49% of MTA. Dr. Agner spends 0% to 25% of her time working for MTA. The Company provides nonmedical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues less cost of goods sold (as defined in the Management Services Agreement). The Company did not receive cash from MTA for management fees and reimbursement of expenses. Our revenues presented are comprised of the management fee and reimbursement of expenses.

Under the Facilities and Management Services Agreement, we are reimbursed expenses by MTA. The Company earns no profit on the expenses and MTA is a related party due to our president owning 49% of MTA. We have treated the reimbursement of expenses as revenue. The substance of the revenues pertaining to the reimbursement of expenses are described under our accounting policy Selling, General and Administrative Expenses. The revenues for the Company are generated from the Facilities and Management Agreement with MTA.

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

NOTE 2 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic well-being of significant customers, we do not believe that significant credit risk exists at September 30, 2013 and December 31, 2012. We perform ongoing evaluations of our customers.

The Company maintains its cash balances in one financial institution that does not exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution. As of September 30, 2013 and December 31, 2012, the Company had no deposits that exceeded federally-insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. The Company does not generate revenues from the selling of inventory. It generates its revenues from the Facilities and Management Agreement with MTA.

NOTE 3 – EQUIPMENT

Equipment, consists of the following at:

	September 30,	December 31,
	2013	2012

Equipment	$131,584	$113,368
Less accumulated depreciation and amortization	(116,248)	(95,948)
	$15,336	$17,420

Depreciation expense for the nine months ended September 30, 2013 and 2012 are $20,299 and $19,230, respectively.

NOTE 4 - RELATED PARTIES

We have adopted a written policy within our code of ethics that prohibits our executive officers and directors from entering into a related party transaction with us without the prior consent of our board of directors. All of our directors, executive officers and employees are required to report any such related party transaction to our board of directors.

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California professional corporation pursuant to which we granted MTA the rights to operate advanced skin services in our current center. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company respecting the provision of the Management Services for the Practice (collectively, "Management Expenses"). MTA, in addition to reimbursement of Management Expenses, a monthly service fee equal to forty percent (40%) of revenue less the cost of goods sold related the revenue, is payable, with a minimum amount of $2,500 per month (“Service Fee”). Ms. Stoppenhagen, our president, owns a minority interest of MTA. During the three months ended September 30, 2013 and 2012 no cash was received by the Company from MTA for management fees and / or reimbursement of expenses.

As of September 30, 2013, the MTA owed the Company $43,787. As of December 31, 2012, MTA owed the Company $5,398.

September 30, 2013

December 31, 2012 balance due from (to) MTA	$5,398
Amount accrued for management fee	28,137
Amount due to the Company by MTA for expenses paid on MTA’s behalf	27,840
Practice cash account operated by MySkin and owned by MTA by agreement	(17,588)
Ending balance of period, due from (to) MTA	$43,787

NOTE 5 – RELATED PARTY NOTE PAYABLE

In December 2011, we entered into a Revolving Promissory Note (the “Note”) with Marichelle Stoppenhagen, our president. Under the terms of the Note, Marichelle Stoppenhagen agreed to advance us, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until December 31, 2013. All advances shall be paid on or before December 31, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually. As of September 30, 2013, there was zero owed under the note.

NOTE 6 – CONVERTIBLE NOTE

On September 30, 2013, we issued a Convertible Note (the " Convertible Note ") for $50,000 to NYX Capital Advisors, Inc. (“NYX”) in connection with $50,000 cash paid by NYX.  The Convertible Note bears no interest.  The Convertible Note may be converted at a time, at the option of the holder, into 10,000,000 shares of common stock of MySkin at $0.005 per share.  The Convertible Note is due on March 31, 2014.

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

Results of Operation

Three Months Ended September 30, 2013 Compared to the Three Months ended September 30, 2012

Revenues

Revenues were $32,278 and $29,620 for the three months ended September 30, 2013 and 2012, respectively. The revenue for the three months ended September 30, 2013 consisted of $3,314 for management fees and $28,964 for reimbursement of expenses. The revenue for the three months ended September 30, 2012 consisted $11,083 for management fees and $18,537 for reimbursement of expenses. We believe the revenues increased from 2012 to 2013 due to a change of location of the facility which we manage to a location that has more visibility as well as a larger base of customers.

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”) expenses were $59,550 and $27,457 for the three months ended September 30, 2013 and 2012, respectively. The increase in selling, general and administrative expenses of $32,093 was due to an increase in consulting expenses related to being public.

Nine months Ended September 30, 2013 Compared to the Nine months ended September 30, 2012

Revenues

Revenues were $91,144 and $58,117 for the nine months ended September 30, 2013 and 2012, respectively. The revenue for the nine months ended September 30, 2013 consisted $28,137 for of management fees and $63,007 for reimbursement of expenses. The revenue for the nine months ended September 30, 2012 consisted $24,580 for management fees and $33,537 for reimbursement of expenses. We believe the revenues increased from 2012 to 2013 due to change of location of the facility which we manage to a location that has more visibility as well as a larger base of customers.

Selling, General and Administrative Expenses

S,G&A expenses were $109,371 and $69,026 for the nine months ended September 30, 2013 and 2012, respectively. The increase in selling, general and administrative expenses of $40,345 was due to an increase in consulting expenses related to being public.

Liquidity and Capital Resources

We may experience illiquidity and may be dependent on our management and shareholders to provide funds to maintain our activities. In the event that we are not able to raise additional capital, Marichelle Stoppenhagen has indicated they are willing to accrue their expenses until such time that we are financially stable.

Net cash provided by/(used in) operating activities for the nine months ending September 30, 2013 and 2012 was $(23,060) and $13,205, respectively.

Net cash used in investing activities for the nine months ending September 30, 2013 and 2012 was $18,215 and $3,663, respectively which was due to the purchase of equipment.

Net cash used in financing activities for the nine months ending September 30, 2013 and 2012 was zero. In December 2011, we entered into a Revolving Promissory Note (the “Note”) with Marichelle Stoppenhagen, our president. Under the terms of the Note, Ms. Stoppenhagen agreed to advance us, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until December 31, 2013. All advances shall be paid on or before December 31, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually. In the Event of Default, the Holder shall be held in a first credit position on the entire amount due on this Note. Currently, there is zero remaining to us to draw upon under this Note as of September 30, 2013. On September 30, 2013, we issued a Convertible Note (the " Convertible Note ") for $50,000 to NYX Capital Advisors, Inc. (“NYX”) in connection with $50,000 cash paid by NYX.  The Convertible Note bears no interest.  The Convertible Note may be converted at a time, at the option of the holder, into 10,000,000 shares of common stock of MySkin at $0.005 per share.  The Convertible Note is due on March 31, 2014.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term "disclosure controls and procedures", as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended ("Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2013, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of September 30, 2013, our internal control over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. .

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

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the second quarter ending September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of $171,665 for the period from November 15, 2007 (inception) to September 30, 2013. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

As of November 13, 2013, our President and Chairman, Ms. Stoppenhagen beneficially owns approximately 66% of our outstanding common stock. As a result, she may be able to control or substantially influence the outcome of matters requiring approval by the stockholders of the Company, including the election of directors and approval of significant corporate transactions. Additionally, we entered into a convertible note which is convertible into 10,000,000 shares of common stock. To the extent this is converted, the holder would own approximately 87% of our outstanding common stock. As a result, the holder may be able to control or substantially influence the outcome of matters requiring approval by the stockholders of the Company, including the election of directors and approval of significant corporate transactions.

To date, we have not paid any cash dividends and no cash dividends are expected to be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings for our operations.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained. However, the Company does not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Our common shares historically are "thinly-traded" on the OTCQB and OTCBB, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price.   The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market.  You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common stock is characterized by significant price volatility when compared with seasoned issuers, and we expect our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  The volatility in our share price is attributable to a number of factors.  First, as noted above, our common shares are sporadically and/or thinly traded.  As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.  Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer.  The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; and additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this annual report.

Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.  However, we do not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.  Our management is aware of the abuses that have occurred historically in the penny stock market.  Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.  The occurrence of these patterns or practices could increase the volatility of our share price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibits
10.1	Convertible Note dated September 30, 2013

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Security Exchange Act Rule 13a-14 and 15d-14.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYSKIN, INC.

Date: November 13, 2013	BY: /s/ Marichelle Stoppenhagen Marichelle Stoppenhagen Chief Executive Officer

Date: November 13, 2013	BY: /s/ Marichelle Stoppenhagen Marichelle Stoppenhagen Chief Financial Officer, Principal Accounting Officer