Form 10-K
period 2013-12-31
MySkin, Inc.
filed 2014-02-18
CIK 1436161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number 000-54582

mySkin, Inc.

MySkin, Inc.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	26-1391338 (I.R.S. Employer Identification No.)

410 32nd St., Suite 203, Newport Beach, CA 92663

(Address of principal executive offices and zip code)

(949) 209-8953

(Registrant’s telephone number, including area code)

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $0.

As of February 18, 2014 there were 1,505,000 shares of the issuer’s common stock, $0.001 par value per share, outstanding.

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

For the Fiscal Year Ended December 31, 2013

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

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California profession corporation pursuant to which we granted MTA the rights to perform advanced skin services in our current center.  MTA is a related party as Marichelle Stoppenhagen, our president and principle shareholder, owns 49% of MTA. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company, with respect to the provision of the Management Services for the Practice (collectively, "Management Expenses"). MTA is responsible for paying for all expenses related to the provisioning of the performing of the advanced skin care services which includes paying the nurses and physicians. Additionally, MTA is obligated to pay a monthly service fee equal to forty percent (40%) of gross collected revenue with a minimum amount of $2,500 per month (“Service Fee”). The Company has waived the payment of the minimum amount for the Service Fee. Gross Collected Revenue shall be defined as the gross amount of all sums collected from the professional services performed and medical supplies provided by or on behalf of doctor in the practice less the cost of goods sold related to those product sales and materials used in those services, and shall not include revenue collected by Company from customers of Company for non-medical services or products provided. The Company is currently complies with all the provisions of the Facilities and Management Services Agreement. The only provision that the Company was not in complete compliance with regarding the Facilities and Management Agreement was that MTA had not opened up a separate bank account as required under the agreement. We do not believe that there is any liability that would result from this non-compliance

MTA has retained the services of Ms. Stoppenhagen, our president, Maria Teresa Agner, MD to provide services at our facility. Dr. Agner has been a licensed physician in the state of California for twelve years. Dr. Agner has been Medical Director and Supervising Physician at MTA since 2007. She is responsible for overall practice management which includes but is not limited to setting of procedures for billing, advertising and selection of equipment. Dr. Agner is responsible for the supervision of injectables, skin resurfacing, skin rejuvenation, vein treatment, microdermabrasion, hair reduction, chemical peels and other age-management services has provided supervised advanced skin care services since 2007. Currently, Dr. Agner provides supervision for the Newport Beach location and devotes the time that she deems necessary to supervise the medical services provided at the facility. The Company is not able to dictate the amount of time Dr. Agner provides services as that would interfere with the doctor’s professional judgment. We expect Dr. Agner to provide such services in the future. Dr. Agner devotes between zero to 25% of her time to MTA depending on the amount of services being performed. We expect this to fluctuate in the future depending on the extent the business increases or decreases. A significant majority of the procedures are performed by Ms. Stoppenhagen and supervised by Dr. Agner.

On October 1, 2013, we amended the Facilities and Management Services Agreement whereby (1) MTA would pay all of their own expenses on a go forward basis, (2) all inventory would transferred to MTA, and (3) all liabilities of the Company as of October 1, 2013 would be assumed by MTA. Going forward, the Company would be entitled to a Management Fee of 40% of gross margin which is calculated as total sales minus cost of goods sold.

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

Under the Agreement, we paid expenses of the medspa which includes office rent and occupancy costs, lease and maintenance of equipment, utilities, employment of non-licensed personnel, general liability insurance, office and other supplies, advertising and promotion. MTA reimburses us for such expenses. .   In addition, we loan MTA any amounts of monthly shortfall in the funds necessary to pay all expenses of the practice and the practice repays loans with interest to us when collections exceed monthly expenses. This arrangement is reviewed for possible renegotiation at least annually.

On October 1, 2013, we amended the Facilities and Management Services Agreement whereby (1) MTA would pay all of their own expenses on a go forward basis, (2) all inventory would transferred to MTA, and (3) all liabilities of the Company as of October 1, 2013 would be assumed by MTA. Going forward, the Company would be entitled to a Management Fee of 40% of gross margin which is calculated as total sales minus cost of goods sold.

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

Our goal is to generate revenue levels relative to cost structure that allow for break even by the end of fiscal year 2014. In the next 12 months, we believe we will need to raise an additional $250,000 to execute our plans of expansion.  We will need to scale back our growth to the extent we are unable to raise this money. For our current operations, we do not foresee additional material costs in operations. To the extent that we expand our management operations, our costs will vary dramatically depending on the size of the acquired organization or the location of the new venue.

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

We incurred net losses of $156,603 for the period from November 15, 2007 (inception) to December 31, 2013. We cannot be assured that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

Risks Related to an Investment in Our Securities

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

Our corporate actions are substantially controlled by our principal shareholders and affiliated entities.

As of July 1, 2013, our principal stockholders entities own 66% of our outstanding common shares, representing 66% of our voting power. Additionally, there is a convertible note convertible into 10,000,000 shares of the Company’s common stock which would give the holder control of the Company if converted. These stockholders, acting individually or as a group, could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in these principal stockholders and their affiliated entities, elections of our BOD will generally be within the control of these stockholders and their affiliated entities. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, the concentration of shares and voting control presently lies with these principal stockholders and their affiliated entities. As such, it would be difficult for stockholders to propose and have approved proposals not supported by management. There can be no assurance that matters voted upon by our officers and directors in their capacity as stockholders will be viewed favorably by all stockholders of the company.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other similar rule changes are likely to increase general and administrative costs and expenses. Additionally, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

The market price for our stock may be volatile which may place downward pressure on our stock price.

The market price for our stock may be volatile and subject to wide fluctuations in response to factors including the following:

·	actual or anticipated fluctuations in our quarterly operating results;
·	changes in financial estimates by securities research analysts;

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our stock.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue.  If our resources are insufficient to satisfy our cash requirements, we may seek to sell equity or debt securities or obtain a credit facility.  The sale of equity securities could result in dilution to our shareholders.  The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to amended Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement (which disappears after one year). Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information and notice requirements.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company.  In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by SEC, has required changes in corporate governance practices of public companies.  We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

SECURITIES.

Market Information

The shares of our common stock have been listed and principally quoted on the OTCBB and OTCQB under the trading symbol “MYSK”.

The following table sets forth, for the fiscal quarters indicated, the high and low bid information for our common stock, as reported on the OTCBB. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High		Low
Year ended December 31, 2012
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter	$	N/A	$	N/A

Year ended December 31, 2013
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter		$2.75		$1.10

As of February 18, 2014, there were approximately 38 record holders of our common stock and the closing sales price of our common stock as reported on the OTCQB and OTCBB was $1.28 per share.

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

None

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting our consolidated operating results, consolidated financial condition, liquidity and cash flows for the periods ended December 31, 2013 and 2012. The discussion and analysis that follows should be read together with the financial statements and the notes to the financial statements included elsewhere in this report. Management’s Discussion and Analysis of Financial Condition and Results Of Operations is provided as a supplement to the accompanying financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and our results of operations. Except for historical information, the matters discussed in this Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Consolidated Operations are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond our control. Our actual results could differ materially from the results anticipated in any forward-looking statements as a result of a variety of factors, including those discussed in Section 1A above – “Risk Factors.”

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

We currently provide management services to one medspa. We entered into a Facilities and Management Services Agreement with MTA a California profession corporation pursuant to which we granted MTA the rights to perform advanced skin services in our current center.  We do not fully consolidate the operations of MTA. Because the source of most of our revenue is through the agreement with MTA, our financial performance would be negatively impacted by unfavorable developments in that business. Our financial performance depends on MTA performance under the agreement with MTA. If MTA’s performance ceases our revenue would cease until such time as we entered into a similar agreement. To the extent we did not enter into an alternative agreement our revenues would cease. There are not any known trends, demands, commitments, events or uncertainties related to MTA that are reasonably likely to have a material favorable or unfavorable effect on MySkin. On October 1, 2013, we amended the Facilities and Management Services Agreement whereby (1) MTA would pay all of their own expenses on a go forward basis, (2) all inventory would transferred to MTA, and (3) all liabilities of the Company as of October 1, 2013 would be assumed by MTA. Going forward, the Company would be entitled to a Management Fee of 40% of gross margin which is calculated as total sales minus cost of goods sold.

Results of Operations

The Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues

Revenues were $105,662 and $83,603 for the years ended December 31, 2013 and 2012, respectively. The revenue for the year ended December 31, 2013 consisted $42,621 for management fees and $63,041 for reimbursement of expenses. The revenue for the year ended December 31, 2012 consisted $32,102 for management fees and $51,501 for reimbursement of expenses. We believe the increase in revenues from 2012 to 2013 was due to change of location of the medspa which we manage to a location that has more visibility and MTA’s growing customer base .

Selling, General and Administrative Expenses

Selling, general and administrative (“S,G&A”)expenses were $108,827 and $115,047 for the years ended December 31, 2013 and 2012, respectively. The decrease in selling, general and administrative expenses of $6,220 was due to a decrease in depreciation expense due to fully depreciated equipment. . The S,G&A for the year ended December 31, 2013 consisted primarily of $18,019 of depreciation expense, $6,465 of rent expense, and $62,994 of consulting expenses. The S,G&A for the year ended December 31, 2012 consisted primarily of $25,287 of depreciation expense, $8,125 of rent expense, and $62,034 of consulting expenses.

Liquidity and Capital Resources

We may experience illiquidity and may be dependent on our management and shareholders to provide funds to maintain our activities. In the event that we are not able to raise additional capital, Marichelle Stoppenhagen has indicated they are willing to accrue their expenses until such time that we are financially stable.

Net cash provided by / (used in) operating activities in 2013 and 2012 was $25,816 and $23,814, respectively. Cash used in operating activities in 2013 consisted mainly of a decrease of $34,179 in accounts payable and accrued expenses offset by depreciation expense of $18,019. Cash provided by operating activities in 2012 consisted mainly of an increase of $19,621 in accounts payable, stock compensation expense of $17,000, and depreciation of $25,287.

Net cash used in investing activities in 2013 and 2012 was $18,215 and $3,664, respectively which was due to the purchase of equipment.

Net cash provided by financing activities in 2013 and 2012 was zero. In December 2011, we entered into a Revolving Promissory Note (the “Note”) with Marichelle Stoppenhagen, our president. Under the terms of the Note, Ms. Stoppenhagen agreed to advance us, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until December 31, 2013. All advances shall be paid on or before December 31, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually. In the Event of Default, the Holder shall be held in a first credit position on the entire amount due on this Note. We immediately withdrew $50,000 to fund our plans. This amount was paid back in 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

MySkin, Inc.:

We have audited the accompanying balance sheets of MySkin, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statement of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MySkin, Inc. as of December 31, 2013 and 2012 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative cash flow since inception and has financed its working capital requirements through the issuance of notes payable, common stock and advances from related parties. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

February 18, 2014

MySkin, Inc.
Balance Sheets

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash	$32,414	$76,445
Accounts receivable, related party	8,862	5,398
Inventory	—	9,056
TOTAL CURRENT ASSETS	41,276	90,899
Equipment, net	17,616	17,420
TOTAL ASSETS	$58,892	$108,319

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$32,762
Due related party	—	13,500
Note payable - related party	50,000	50,000
TOTAL CURRENT LIABILITIES	50,000	96,262

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, zero issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 1,505,000 issued and outstanding at December 31, 2013 and 2012	1,505	1,505
Additional paid in capital	163,990	163,990
Accumulated deficit	(156,603)	(153,438)
Total stockholders' equity	8,892	12,057
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$58,892	$108,319

See accompanying notes to financial statements.

MySkin, Inc.

Statements of Operations

	Years Ended December 31,
	2013	2012
Management fee	$42,621	$32,102
Reimbursement of expenses	63,041	51,501
Total revenues	105,662	83,603

Selling, general and administrative expenses	108,827	115,047
NET LOSS	$(3,165)	$(31,444)
NET LOSS PER SHARE OF COMMON STOCK	$(0.00)	$(0.02)
WEIGHTED AVERAGE SHARES OUTSTANDING	1,505,000	1,441,250

See accompanying notes to financial statements.

MySkin, Inc.

Statement of Stockholders’ Equity

For the Years Ended December 31, 2013 and 2012

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCE, Dec 31, 2011	-	-	1,420,000	1,420	147,075	(121,994)	26,501

Stock Compensation			85,000	85	16,915		17,000
Net loss						(31,444)	(31,444)
BALANCE, Dec 31, 2012	-	-	1,505,000	1,505	163,990	(153,438)	12,057

Net loss						(3,165)	(3,165)
BALANCE, Dec 31, 2013	-	$-	1,505,000	$1,505	$163,990	$(156,603)	$8,892

See accompanying notes to financial statements.

MySkin, Inc.
Statements of Cash Flows

 For the Years Ended December 31, 2013 and 2012

	2013	2012
OPERATING ACTIVITIES:
Net loss	$(3,165)	$(31,444)
Adjustments to reconcile net loss to net cash provided by / (used) in operating activities:
Depreciation and amortization	18,019	25,287
Stock compensation	—	17,000
Management fees and reimbursement of expenses, related parties	(3,465)	(4,682)
Changes in operating assets and liabilities:
Inventory	(3,026)	(1,968)
Accounts payable and accrued expenses	(34,179)	6,121
Accounts payable and accrued expenses – related parties	—	13,500
Net cash provided by (used in) operating activities	(25,816)	23,814
INVESTING ACTIVITIES:
Purchase of equipment	(18,215)	(3,663)
Net cash used in investing activities	(18,215)	(3,663)
FINANCING ACTIVITIES:
Issuance of convertible debt	50,000	—
Repayment of note payable - related party	(50,000)	—
Net cash provided by financing activities	—	—
NET INCREASE (DECREASE) IN CASH	(44,031)	20,151
CASH, Beginning of year	76,445	56,294
CASH, End of year	$32,414	$76,445

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received / (paid) during the year:
Interest	$—	$—
Income Taxes	$—	$—

Non-Cash Transaction: Transfer of inventory and accounts payable to MTA:
Accounts payable:	$62,543	$—
Inventory	(12,082)	—
Due related party	(50,383)	—
Other	$(78)	$—

See accompanying notes to financial statements.

 MYSKIN, INC.

NOTES TO FINANCIAL STATEMENTS

 For the Years Ended December 31, 2013 and 2012

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

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California profession corporation pursuant to which we granted MTA the rights to perform advanced skin services in our current center.  MTA is a related party as Marichelle Stoppenhagen, our president and principle shareholder, owns 49% of MTA. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company, with respect to the provision of the Management Services for the Practice (collectively, "Management Expenses"). Under this agreement, MTA is obligated to reimburse Management Expenses and pay a monthly service fee equal to forty percent (40%) of gross collected revenue with a minimum amount of $2,500 per month (“Service Fee”). The Company has waived the payment of the minimum amount for the Service Fee. Gross Collected Revenue shall be defined as the gross amount of all sums collected from the professional services performed and medical supplies provided by or on behalf of doctor in the practice less the cost of goods sold related to those product sales and materials used in those services, and shall not include revenue collected by Company from customers of Company for non-medical services or products provided. MTA has retained the services of Ms. Stoppenhagen, our president, Maria Teresa Agner, MD to provide services at our facility. The Company was not in complete compliance with the Facilities and Management Agreement as MTA had not opened up a separate bank account as required under the agreement. We do not believe that there is any liability that would result from this non-compliance. Currently, the Company is in compliance with the Facilities and Management Agreement. On October 1, 2013, we amended the Facilities and Management Services Agreement whereby (1) MTA would pay all of their own expenses on a go forward basis, (2) all inventory would transferred to MTA, and (3) all liabilities of the Company as of October 1, 2013 would be assumed by MTA. Going forward, the Company would be entitled to a Management Fee of 40% of gross margin which is calculated as total sales minus cost of goods sold.

 On October 1, 2013, we amended the Facilities and Management Services Agreement whereby (1) MTA would pay all of their own expenses on a go forward basis, (2) all inventory would be transferred to MTA, and (3) all liabilities of the Company as of October 1, 2013 would be assumed by MTA. Going forward, the Company would be entitled to a Management Fee of 40% of gross margin which is calculated as total sales minus cost of goods sold.

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

Going Concern – The Company has an accumulated deficit of $156,603 as of December 31, 2013. In the cumulative period of years ended December 31, 2013, we have funded operations through accumulated earnings, borrowings from related parties, and proceeds from debt and equity. We anticipate that our existing cash on hand will not be sufficient to fund our business needs and unless additional financing is obtained, the Company may not be able to continue as a going concern. Our ability to continue our operations may prove to be more expensive than we currently anticipate and we may incur significant additional costs and expenses in connection therewith.

The financial statements were prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result if the Company is unable to continue as a going concern.

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

Revenue Recognition — The Company’s revenues are derived from management services provided to MTA, a related party. Our president, Marichelle Stoppenhagen, owns 66.4% of the Company and Ms. Stoppenhagen owns 49% of MTA. Dr. Agner spends 0 to 25% of her time working for MTA not the Company. During the years ended December 31, 2013 and 2012 the Company was not in complete compliance with the Facilities and Management Agreement. The Company provides nonmedical services and facilities based on contractual prices established in advance that extend continuously over a set time for a fixed percentage of the contracting physician’s gross revenues less cost of goods sold (as defined in the Management Services Agreement). During the years ended December 31, 2013 and 2012, the Company did not receive cash from MTA for management fees and reimbursement of expenses. Our revenues presented are comprised of the management fee and reimbursement of expenses.

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

Net Loss Per Share — The Company computes net loss per share in accordance with ASC 260 Earnings per Share (ASC 260). Under the provisions of ASC 260, basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period.  The dilution loss per share takes into consideration shares of common stock outstanding (computed under basic net loss per share) and potentially dilutive shares of common stock that are not anti-dilutive. Currently, the Company has an outstanding convertible note that is convertible into 10,000,000 shares of the Company’s common stock.

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

NOTE 2 - CONCENTRATION OF CREDIT RISK

Although we are directly affected by the economic wellbeing of significant customers, we do not believe that significant credit risk exists at December 31, 2013 and 2012. We perform ongoing evaluations of our customers.

The Company maintains its cash balances in one financial institution that does not exceed amounts insured by the Federal Deposit Insurance Corporation up to $250,000, per financial institution.  As of December 31, 2013 and 2012, the Company had no deposits that exceeded federally-insured amounts.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash. The Company does not generate revenues from the selling of inventory. It generates its revenues from the Facilities and Management Agreement with MTA.

NOTE 3 – EQUIPMENT

Equipment, consists of the following at December 31:

	2013	2012

Equipment	$131,584	$113,368
Less accumulated depreciation and amortization	(113,968)	(95,948)

	$17,616	$17,420

Depreciation and amortization expense was $18, 019 and $25,287 for the years ended December 31, 2013 and 2012, respectively.

NOTE 4 - RELATED PARTIES

We have adopted a written policy within our code of ethics that prohibits our executive officers and directors from entering into a related party transaction with us without the prior consent of our board of directors. All of our directors, executive officers and employees are required to report any such related party transaction to our board of directors.

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California profession corporation pursuant to which we granted MTA the rights to operate advanced skin services in our current center.  As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company respecting the provision of the Management Services for the Practice (collectively, "Management Expenses"). MTA, in addition to reimbursement of Management Expenses, a monthly service fee equal to forty percent (40%) of revenue less the cost of goods sold related to the revenue is payable, with a minimum amount of $2,500 per month (“Service Fee”). The Company has waived the payment of the minimum amount for the Service Fee. Ms. Stoppenhagen, our president, owns a minority interest of MTA.  During the years ended December 31, 2013 and 2012 no cash was received by the Company from MTA for management fees and / or reimbursement of expenses. On October 1, 2013, we amended the Facilities and Management Services Agreement whereby (1) MTA would pay all of their own expenses on a go forward basis, (2) all inventory would transferred to MTA, and (3) all liabilities of the Company as of October 1, 2013 would be assumed by MTA. Going forward, the Company would be entitled to a Management Fee of 40% of gross margin which is calculated as total sales minus cost of goods sold.

The profit accrued for management fees by the Company was a total of $42,621 and $32,102 for the years ended 2013 and 2012, respectively. MTA reimbursed the Company for expenses a total of $63,041 and $51,501 for the years ended 2013 and 2012, respectively. As of December 31, 2013, MTA owed the Company $8,862. As of December 31, 2012, the MTA owed the Company $5,398.

Ms. Stoppenhagen was paid a total of $16,500 and $13,500 for the years ended December 31, 2013 and 2012, respectively. This includes all compensation both direct and indirect as well as compensation paid through the Company. As of December 31, 2013, Ms. Stoppenhagen was not owed any compensation. Ms. Stoppenhagen was owed 13,500 for compensation.

NOTE 5 – RELATED PARTY NOTE PAYABLE

In December 2011, we entered into a Revolving Promissory Note (the “Note”) with Marichelle Stoppenhagen, our president. Under the terms of the Note, Marichelle Stoppenhagen agreed to advance us, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until December 31, 2013. All advances shall be paid on or before December 31, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually. As of December 31, 2013, there was zero owed under the note.

NOTE 6 – CONVERTIBLE NOTE

On September 30, 2013, we issued a Convertible Note (the " Convertible Note ") for $50,000 to NYX Capital Advisors, Inc. (“NYX”) in connection with $50,000 cash paid by NYX.  The Convertible Note bears no interest.  The Convertible Note may be converted at any time, at the option of the holder, into 10,000,000 shares of common stock of MySkin at $0.005 per share.  The Convertible Note is due on March 31, 2014. The principal owner of NYX Capital advisors, Inc. owns 70,000 common shares of the company.

NOTE 7 – INCOME TAX

For the years ended December 31, 2013 and 2012, the Company incurred net operating losses and, accordingly, no provision for income taxes has been recorded.  In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2013 and 2012, the Company had approximately $156,603 and $153,438 of federal and state net operating losses, respectively.  The net operating loss carryforwards, if not utilized, will begin to expire in 2027. The provision for income taxes consisted of the following components for the years ended December 31:

Components of net deferred tax assets, including a valuation allowance, are as follows at:

	December 31,
	2013	2012
Deferred tax assets:
Deferred tax assets	54,811	53,703
Valuation allowance	(54,811)	(53,703)
Total deferred tax assets	$-0-	$-0-

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $54,811 and $53,703, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2013 and 2012:

2013& 2012

Federal statutory tax rate	(35.0)%
Valuation allowance	35.0%
Effective tax rate	0.0%

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

As of December 31, 2013, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, our disclosure controls and procedures were effective.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on the results of this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Marichelle Stoppenhagen	39	Director, President, Chief Financial Officer and Secretary

Marichelle Stoppenhagen has been a Director, President and Chief Financial Officer of Myskin since December 2007.  Ms. Stoppenhagen is a Registered Nurse who has nine years of experience in the medspa Industry.  Ms. Stoppenhagen worked for Sona medspa from 2004 until 2007. Prior to this, Mrs. Stoppenhagen worked as a Registered Nurse at New York University Hospital from 2001 until 2003.  Ms. Stoppenhagen holds a Bachelor of Science in Nursing from Dominican College in New York.

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

None.

Voting Arrangements

None

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2013, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

Meetings of the Board of Directors and Committees

Our Board took a number of actions by written consent of all of the directors during the year ended December 31, 2013. Such actions by the written consent of all directors are, according to California corporate law and our bylaws, valid and effective as if they had been passed at a meeting of the directors duly called and held. The Board held no meetings during 2012. While the Company has not established a policy with respect to members of the Board attending annual meetings, each director is encouraged to attend the annual meeting of stockholders. We did not hold an annual meeting of security holders during our last fiscal year. Our directors and officers do not receive remuneration from us unless approved by our Board or pursuant to an employment contract. No compensation has been paid to our directors for attendance at any meetings during the last fiscal year.

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

Name	Age	Position
Marichelle Stoppenhagen	39	Director, President, Chief Financial Officer and Secretary

Marichelle Stoppenhagen has been a Director, President and Chief Financial Officer of Myskin since December 2007.  Ms. Stoppenhagen is a Registered Nurse who has nine years of experience in the medspa Industry.  Ms. Stoppenhagen worked for Sona medspa from 2004 until 2007. Prior to this, Mrs. Stoppenhagen worked as a Registered Nurse at New York University Hospital from 2001 until 2003.  Ms. Stoppenhagen holds a Bachelor of Science in Nursing from Dominican College in New York.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The summary compensation table below shows certain compensation information paid for services rendered in all capacities to us by our principal executive officer and by each other executive officer whose total annual salary and bonus exceeded $100,000 during the years ending December 31, 2013 and 2012. Other than as set forth below, no executive officer’s total annual compensation exceeded $100,000 during our last fiscal period.

Summary Compensation Table

Name and Principal Position	Year	Salary (2)	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation	Total
Marichelle Stoppenhagen(1)
	2013	$22,500	-	-	-	-	-	$-	$22,500
President, Chief Financial Officer and Director	2012	$27,000	-	-	-	-	-	$-	$27,000

(1)	Marichelle Stoppenhagen, our President was paid at a rate of $2,500 per month for services rendered for the years ended December 31, 2013 and 2012. As of October 1, 2013, MTA took over responsibility for Ms. Stoppenhagen’s compensation.
(2)	Ms. Stoppenhagen was earned a total of $22,500 and $27,000 for the years ended December 31, 2013 and 2012, respectively. Ms. Stoppenhagen was paid a total of $16,500 and $13,500 for the years ended December 31, 2013 and 2012, respectively. This includes all compensation both direct and indirect as well as compensation paid by the Company.

 We entered into a consulting agreement with Marichelle Stoppenhagen on December 1, 2007, our President, whereby she was paid at a rate of $65.00 per hour for services in conjunction with running the operations.  The Consultant is expected to work no less than 40 hours per month on activities related to the Company. The term of the agreement is year to year but may be terminated by giving one month’s notice. This agreement was cancelled in October 2013.

None of the executive officers have received a bonus or deferred compensation.

Outstanding Equity Awards at December 31, 2012 and 2010: None

Option Exercises and Stock Vested Table: None

Pension Benefits Table: None

Nonqualified Deferred Compensation Table: None.

All Other Compensation Table: None.

Perquisites Table: None.

There are no existing or planned option/SAR grants.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (1)	Option Expiration Date

Marichelle Stoppenhagen	-	-	-	-
CEO, CFO, Secretary, and Director

None of the executive officers listed in the above table exercised options during the fiscal year ended December 31, 2013.

Compensation of Directors

Our directors did not receive any compensation in the fiscal years ending December 31, 2013 and 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information regarding the beneficial ownership of our common stock by the following persons as of February 18, 2014: (i) each executive officer and director, (ii) all executive officers and directors as a group and (iii) each stockholder known to be the beneficial owner of more than 5% of our outstanding common stock (not taking into account contractual restrictions on beneficial ownership.)

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of February 18, 2014 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 1,505,000 shares of our common stock outstanding on February 18, 2014.

Name and Address of Beneficial Owner(1)	Title of Class	Amount and Nature Of Beneficial Ownership(4)	Percent of Class
Todd Andis (2)	Common	150,000	9.9%

Paul Matthews (3)	Common	150,000	9.9%

Marichelle Stoppenhagen (1)	Common	1,000,000	66.4%

All Executive Officers and Directors as a Group		1,000,000	66.4%

Total		1,300,000	91.6%

___________

(1) The address for Ms. Stoppenhagen is 410 32nd St., Ste. 203, Newport Beach, CA 92663

(2) The address for Mr. Andis is 410 32nd St., Ste. 203, Newport Beach, CA 92663.

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

On March 1, 2009, we entered into a Facilities and Management Services Agreement with Maria Teresa Agner, MD, Inc. (“MTA”) a California profession corporation pursuant to which we granted MTA the rights to operate advanced skin services in our current center.  MTA is owned 51% by Maria Teresa Agner, MD and 49% by Marichelle Stoppenhagen, our president and principle shareholder. As a result, MTA is responsible for hiring all physicians and nurse practitioners who operate in the medspa. Under this agreement, we pay all costs and expenses reasonably related to the provision of our services, including but not limited to office rent, utilities and other occupancy costs, compensation benefits and employment costs associated with all non-licensed personnel, general liability insurance, equipment lease and maintenance costs, advertising and promotion, support personnel and contracted consultants, office supplies, and all such other direct and indirect expenses reasonably incurred by Company respecting the provision of the Management Services for the Practice. MTA, in addition to reimbursement of Management Expenses, a monthly service fee equal to forty percent (40%) of revenue less the cost of goods sold related the revenue, is payable, with a minimum amount of $2,500 per month. Ms. Stoppenhagen, our president, owns a minority interest of MTA. The Company has waived the payment of the minimum amount for the Service Fee. On October 1, 2013, we amended the Facilities and Management Services Agreement whereby (1) MTA would pay all of their own expenses on a go forward basis, (2) all inventory would transferred to MTA, and (3) all liabilities of the Company as of October 1, 2013 would be assumed by MTA. Going forward, the Company would be entitled to a Management Fee of 40% of gross margin which is calculated as total sales minus cost of goods sold.

The profit accrued for management fees by the Company was a total of $42,621 and $32,102 for the years ended 2012 and 2011, respectively. MTA reimbursed the Company for expenses a total of $63,007 and $51,501 for the years ended 2012 and 2011, respectively. As of December 31, 2013, MTA owed the Company $8,862. As of December 31, 2012, the MTA owed the Company $5,398.

Ms. Stoppenhagen was paid a total of $16,500 and $13,500 for the years ended December 31, 2013 and 2012, respectively. This includes all compensation both direct and indirect as well as compensation paid through the Company. As of December 31, 2013, Ms. Stoppenhagen was owed no compensation as MTA was solely responsible for this.

In December 2011, we entered into a Revolving Promissory Note (the “Note”) with Marichelle Stoppenhagen, our president. Under the terms of the Note, Marichelle Stoppenhagen agreed to advance us, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until December 31, 2013. All advances shall be paid on or before December 31, 2013 and interest shall accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually. As of December 31, 2013, there was zero owed under the note.

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

Audit Fees

The aggregate fees billed by Anton & Chia LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports or services that are normally provided in connection with statutory and regulatory filings was $ 4,500 and $11,000 for the years ended December 31, 2013 and 2012, respectively.

Audit-Related Fees

There were no fees billed by Anton & Chia LLP for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements for the years ended December 31, 2013 and 2012.

Tax Fees

There were zero in fees billed by Anton& Chia LLP for professional services for tax compliance, tax advice, and tax planning for the years ended December 31, 2013 and 2012.

All Other Fees

There were no fees billed by Anton & Chia LLP for other products and services for the years ended December 31, 2013 and 2012.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The financial statements filed as part of this Annual Report on Form 10-K are listed on page 26.

The exhibits filed with this Annual Report on Form 10-K are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYSKIN, INC.
(Registrant)

Date: February 18, 2014	By:	/s/ Marichelle Stoppenhagen
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

Signature	Title	Date
/s/ Marichelle Stoppenhagen Marichelle Stoppenhagen	President, Chief Financial Officer, Secretary, Treasurer and Director	February 18, 2014

Exhibit Index

Exhibit Number	Description
3.1*	Articles of Incorporation of Registrant, dated November 15, 2007.
3.2*	Bylaws of Registrant
3.3*	Audit Committee Charter, dated May 27, 2008
10.1*	Facilities and Management Services Agreement
10.2*	Revolving Promissory Note and Security Agreement
10.3*	Agreement with Marichelle Stoppenhagen
14.1*	Code of Ethics, dated May 27, 2008
31	Certificate of Chief Executive Office and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended
32	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended

* Incorporated by reference to Form 10 filed with the SEC on February 18, 2014

101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.