Form 10-Q
period 2014-03-31
United Cannabis Corp
filed 2014-05-15
CIK 1436161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to__________________________

Commission File Number: 000-54582

United Cannabis Corporation

(Exact name of Registrant as specified in its charter)

Colorado	26-1391338
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

Suite 200-883

9249 South Broadway

Highlands Ranch, CO  80129

 (Address of principal executive offices - Zip Code)

(303) 904-9296

(Registrant’s telephone number, including area code)

N/A

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On May 7, 2014, there were 43,620,000 shares of the issuer’s common stock were outstanding.

UNITED CANNABIS CORPORATION

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,522,747	$32,414
Accounts receivable, related party	—	8,862
TOTAL CURRENT ASSETS	1,522,747	41,276
Equipment, net	—	17,616
TOTAL ASSETS	$1,522,747	$58,892

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,725	$—
Note payable - related party	—	50,000
TOTAL CURRENT LIABILITIES	11,725	50,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized, zero shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 43,620,000 and 6,020,000 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	43,620	6,020	*
Additional paid in capital	1,071,875	159,475
Subscription payable	750,000	—
Subscription receivable	(59,500)	—
Accumulated deficit	(294,973)	(156,603)
Total stockholders’ equity	1,511,022	8,892
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,522,747	$58,892

———————

*

The number of outstanding common shares has been adjusted for a 4 for one forward split that occurred on March 21, 2014

See accompanying notes to condensed financial statements.

UNITED CANNABIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Management fee	$—	$14,918
Reimbursement of expenses	—	12,257
	—	27,175

Selling, general and administrative expense	79,478	23,107
Income (Loss) from continuing operation before income tax	(79,478)	4,068

Income tax	—	—
Income (Loss) from continuing operation	(79,478)	4,068

Discontinued operation, net of income tax (including loss from the disposal of assets of $15,704)	(58,892)	—
Net income (loss)	$(138,370)	$4,068

Per common share basic and diluted:
Net loss attributable to United Cannabis Corporation per share - basic and diluted
Income (loss) from continuing operation	$(79,478)	$4,068
Income (loss) per share	$(0.004)	$0.001

Net income (loss) attributable to United Cannabis Corporation per share – basic and diluted
Loss from discontinued operations	$(58,892)	$—
Loss per share	$(0.003)	$—

Number of weighted average shares - basic and diluted	21,575,556	6,020,000	*

———————

*

The number of outstanding common shares has been adjusted for a 4 for one forward split that occurred on March 21, 2014

See accompanying notes to condensed financial statements.

UNITED CANNABIS CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(138,370)	$4,068
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,912	6,433
Loss on sale of discontinued operations (disposal of assets)	15,704
Management fees and reimbursement of expenses, related parties	—	(13,801)
Changes in operating assets and liabilities:
Due to related party	8,862	3,000
Inventory	—	(11,655)
Accounts payable and accrued expenses	11,725	2,179
Net cash used in operating activities	(100,167)	(9,776)
INVESTING ACTIVITIES:
Purchase of equipment	—	(14,408)
Net cash used in investing activities	—	(14,408)
FINANCING ACTIVITIES:
Notes payable – related party	—	(50,000)
Proceeds from the sale of stock	1,590,500	—
Net cash provided by financing activities	1,590,500	(50,000)
NET INCREASE (DECREASE) IN CASH	1,490,333	(74,184)
CASH, Beginning of period	32,414	76,445
CASH, End of period	$1,522,747	$2,261

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash received / (paid) during the period:
Interest	$—	$—
Income Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Conversion of note payable-related party into common stock	$(50,000)	$—

See accompanying notes to financial statements.

UNITED CANNABIS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Current Operations and Background – United Cannabis Corporation (“UCANN” or the “Company”), a Colorado corporation, was originally formed as a California corporation under the name MySkin, Inc. on November 15, 2007.  UCANN was formed as a Colorado corporation on March 25, 2014, and on May 2, 2014, MySkin, Inc. merged into UCANN, a wholly-owned subsidiary of MySkin, Inc., for the purpose of changing domicile from California to Colorado and changing the corporation’s name to United Cannabis Corporation.  We ceased to be a development stage enterprise effective January 1, 2008 as our planned principal operations had commenced.

On March 31, 2014 the Company sold all right, title and interest in the tangible and intangible assets, trademarks, customer lists, intellectual property and rights, which it owned and were related to the advanced skin care business since the Company has entered into a new business and no longer has any use for these assets. The assets were sold to MySkin Services, Inc. (“MTA”), a business partly owned by Marichelle Stoppenhagen, a former officer and director of the Company in exchange for the $15,000 payable which the Company owed to Marichelle Stoppenhagen and/or MTA.  In addition, MTA assumed all costs associated with these assets starting on March 31, 2014.

On March 26, 2014, the Company entered into a License Agreement with Earnest Blackmon (“Blackmon”), Tony Verzura (“Verzura”) and Chad Ruby (“Ruby”) pursuant to which Blackmon, Verzura and Ruby licensed certain intellectual property to the Company in exchange for a total of 38,690,000 shares of the Company’s common stock.

In connection with this transaction:

•

Blackmon, Verzura and Ruby licensed to the Company all of their knowledge and know-how relating to the design and buildout of cultivation facilities, their genetics, growing/cultivation system, seed-to-sale protocols and procedures, products, a genetic catalogue including over 150 different strains, an advanced (non-psychoactive) cannabinoid therapy program called A.C.T. Now, security, regulatory compliance, and any other methods and processes which relate to the cannabis business.

•

The territory for this license is the entire world and the license runs in perpetuity.  There are no royalty payments under the License Agreement.

•

Blackmon, Verzura and Ruby were appointed to the Company’s board of directors.  These appointments were not effective until the expiration of the 10-day period following the filing of an Information Statement with the SEC pursuant to Rule 14f-1 and mailing of the Information Statement to our shareholders.

•

Blackmon was elected as the President of the Company, Ruby was elected as Chief Operating Officer and Verzura was elected as Vice President.

•

A total of 41,690,000 previously outstanding shares of common stock were cancelled, and as a result of this transaction there are now a total of 43,620,000 shares of the Company’s shares of common stock outstanding.

As a result of this transaction our business plan has changed.  We plan to create partnerships with local businessmen, entrepreneurs, scientists and others, both domestically and internationally, for the purpose of cultivating cannabis-based products worldwide.

For example, we plan to enter into licensing and consulting agreements with partners who desire to license our entire turnkey seed-to-sale business model in jurisdictions where it is legal to do so, and we plan to typically receive a percentage of their gross revenues as our fee.  In addition to licensing our intellectual property, we will offer consulting on the design and buildout of cultivation facilities, we will provide training and staffing services, and we will assist them in finding the right locations for the cultivation facilities.  We will provide our genetic catalogue which includes over 15 CBD strains, over 150 THC strains and over 30 Cannabis Cup winners.

UNITED CANNABIS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

We will also provide access to our full range of extracted/infused medical products.  We will license to the partner the intellectual property for whole plant activated oils, smokable concentrates, infused products, topical lotions, pills, sublingual, transdermal patches and they will have access to any future technology or products we develop.

Our goals are to establish strong cultivation positions through our local partners in markets where it is legal and use these revenues to develop new cannabinoid based drugs for clinical FDA approval patents.

We will not touch or handle the plants directly.  Our joint venture partners and their employees will be the handlers of the plants and products.  The Company will not harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act, nor does it intend to do so in the future.

Government Regulation

Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

As of March 26, 2014, 20 states and the District of Columbia allow its citizens to use Medical Marijuana, and voters in the states of Colorado and Washington approved ballot measures last November to legalize cannabis for adult use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the current administration will not change its stated policy regarding the low-priority enforcement of federal laws, or that any future administration would not change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

Basis of Presentation - The accompanying unaudited condensed financial statements are presented in accordance with the requirements for Form 10-Q and Regulation S-X. In the opinion of management, all adjustments (all of which were of a normal recurring nature) considered necessary to fairly present the financial position, results of operations, and cash flows of the Company on a consistent basis, have been made.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s condensed financial statements. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The Company recommends that the accompanying unaudited condensed financial statements for the interim period be read in conjunction with the Company’s financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - The Company considers investments with original maturities of 90 days or less to be cash equivalents. The Company does not have cash equivalents as of March 31, 2014 and December 31, 2013.

UNITED CANNABIS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

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

Equipment - Equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, ranging from three to five years.

Advertising Costs - Advertising costs have primarily consisted of advertising materials and costs of trade shows the Company has attended. All advertising costs have been expensed as incurred.

Selling, General and Administrative Expenses - Selling, general and administrative expenses consist primarily of personnel-related costs, rent, corporate costs, fees for professional and consulting services, advertising costs, and other costs of administration such as marketing, human resources, finance and administrative roles.

Income Taxes - Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that the Company does not consider it more likely than not that a future tax asset will be recovered, it provides a valuation allowance against the excess.

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

Net Income (Loss) Per Share - The Company computes net income (loss) per share in accordance with ASC 260 Earnings per Share (ASC 260). Under the provisions of ASC 260, basic net income (loss) per share includes no dilution and is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The dilution income (loss) per share takes into consideration shares of common stock outstanding (computed under basic net income (loss) per share) and potentially dilutive shares of common stock that are not anti-dilutive.

UNITED CANNABIS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist of cash and accounts receivable. The Company maintains its cash with high credit quality financial institutions; at times, such balances with any one financial institution are not insured by the FDIC. Concentration of credit risk associated with accounts receivable is significant due to the limited number of customers. The Company performs ongoing credit evaluations of its customers and generally requires partial deposits.

Financial Instruments - The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses. The carrying values of cash, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities.

Recently Issued Accounting Pronouncements - There are no recently issued accounting pronouncements that the Company has yet to adopt that are expected to have a material effect on its financial position, results of operations, or cash flows.

NOTE 3 – EQUIPMENT

Equipment, consists of the following at:

	March 31,	December 31,
	2014	2013
Equipment	$—	$131,584
Less accumulated depreciation and amortization	—	(113,968)

	$—	$17,616

NOTE 4 – RELATED PARTY NOTE PAYABLE

In December 2011, we entered into a Revolving Promissory Note (the “Note”) with Marichelle Stoppenhagen, our former president. Under the terms of the Note, Marichelle Stoppenhagen agreed to advance us, from time to time and at the request of the Company, amounts up to an aggregate of $100,000 until December 31, 2013 with all advances be paid on or before December 31, 2013 and interest accruing from the date of any advances on any principal amount withdrawn, and on unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually. As of March 31, 2014 and December 31, 2013, nothing was owed under the note.

NOTE 5 – CONVERTIBLE NOTE

On September 30, 2013, we issued a Convertible Note (the "Convertible Note") for $50,000 to NYX Capital Advisors, Inc. (“NYX”) in connection with $50,000 cash paid by NYX.  The Convertible Note bears no interest and may be converted at a time, at the option of the holder, into 10,000,000 shares of common stock of MySkin at $0.005 per share.  The Convertible Note was converted on February 24, 2014.

NOTE 6 – EQUITY

Subscriptions payable/receivable

Amounts classified as subscriptions payable and subscriptions receivable represent funds received by the Company for which stock has not yet been issued and stock which has been issued prior to receipt of funds, respectively.

Change of control

On February 27, 2014, NYX Capital Advisors, Inc. (“NYX”) and Paul Enright (“Enright”), entered into a Stock Purchase Agreement, pursuant to which NYX sold to Enright an aggregate of 10,000,000 shares of the Company’s common stock, representing approximately 87% of the issued and outstanding shares of the Company.

Stock split

On March 21, 2014, the Company effected a four-for-one stock split of its common stock in the form of a stock dividend of three shares of Common Stock for each share of Common Stock outstanding to stockholders of record as of March 19, 2014.

UNITED CANNABIS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Equity offering

On March 26, 2014, the Company sold 600,000 units for the total amount of $900,000 to 45 accredited investors.  Each Unit consisted of one share of the Company’s common stock, two A Warrants and three B Warrants. Each A Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $7.50 per share during the two year period commencing April 1, 2014, and the A Warrants are callable once the common stock has traded at a price of at least $15 for 20 consecutive trading days.  Each B Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $15.00 per share during the three year period commencing April 1, 2014, and the B Warrants are callable once the common stock has traded at a price of at least $22 for 20 consecutive trading days.  At March 31, 2014, but Company had $59,500 from the sale which had been deposited to the escrow agent but not yet received by the Company.  The related stock was issued and the value is included in the Company’s Condensed Balance Sheet as subscription receivable.

Additionally, the Company received an additional equity investment of $750,000 from several accredited investors for which stock had not been issued as of the date of these financial statements.  This amount is included in the Company’s Condensed Balance Sheet as subscriptions payable.

NOTE 7 –DISCONTINUED OPERATIONS

On March 31, 2014 the Company sold all right, title and interest in the tangible and intangible assets, trademarks, customer lists, intellectual property and rights, which it owned and were related to the advanced skin care business. The assets were sold to MySkin Services, Inc. (“MTA”), a business partly owned by Marichelle Stoppenhagen, a former officer and director of the Company in exchange for the $15,000 payable which the Company owed to Marichelle Stoppenhagen and/or MTA.  In addition, MTA assumed all costs associated with these assets starting on March 31, 2014.  See Note 1 for further detail on the Company’s change in operations.

The following chart details the loss from discontinued operations for the three months ended March 31, 2014:

Revenues - Management fees	$20,684

Selling, general and administrative	63,872
Loss on disposal of assets	15,704
(79,576)

Loss from discontinued operations	$(58,892)

NOTE 8 – SUBSEQUENT EVENTS

None.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the financial statements, the related notes to the financial statements and our Annual Report on Form 10-K for the year ended December 31, 2013.

In addition to historical information, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 regarding the Company’s expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the Company’s expectations, but the expectations concerning its future operations, earnings and prospects may change. The Company’s expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the Company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the Company’s expectations and the forward-looking statements will be correct. Please refer to the Company’s most recent Annual Report on Form 10-K for a description of risk factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion. The Company disclaims any obligation to update any of these forward-looking statements except as required by law.

Corporate Background

United Cannabis Corporation (“UCANN” or the “Company”), a Colorado corporation, was originally formed as a California corporation under the name MySkin, Inc. on November 15, 2007.  UCANN was formed as a Colorado corporation on March 25, 2014, and on May 2, 2014, MySkin, Inc. merged into UCANN, a wholly-owned subsidiary of MySkin, Inc., for the purpose of changing domicile from California to Colorado and changing the corporation’s name to United Cannabis Corporation.  We ceased to be a development stage enterprise effective January 1, 2008 as our planned principal operations had commenced.

On March 31, 2014 the Company sold all right, title and interest in the tangible and intangible assets, trademarks, customer lists, intellectual property and rights, which it owned and were related to the advanced skin care business since the Company has entered into a new business and no longer has any use for these assets. The assets were sold to MySkin Services, Inc. (“MTA”), a business partly owned by Marichelle Stoppenhagen, a former officer and director of the Company in exchange for the $15,000 payable which the Company owed to Marichelle Stoppenhagen and/or MTA.  In addition, MTA assumed all costs associated with these assets starting on March 31, 2014.

On March 26, 2014, MySkin, Inc. (the “Company”) entered into a License Agreement with Earnest Blackmon (“Blackmon”), Tony Verzura (“Verzura”) and Chad Ruby (“Ruby”) pursuant to which Blackmon, Verzura and Ruby licensed certain intellectual property to the Company in exchange for a total of 38,690,000 shares of the Company’s common stock.

In connection with this transaction:

•

Blackmon, Verzura and Ruby licensed to the Company all of their knowledge and know-how relating to the design and buildout of cultivation facilities, their genetics, growing/cultivation system, seed-to-sale protocols and procedures, products, a genetic catalogue including over 150 different strains, an advanced (non-psychoactive) cannabinoid therapy program called A.C.T. Now, security, regulatory compliance, and any other methods and processes which relate to the cannabis business.

•

The territory for this license is the entire world and the license runs in perpetuity.  There are no royalty payments under the License Agreement.

•

Blackmon, Verzura and Ruby were appointed to the Company’s board of directors.  These appointments were not effective until the expiration of the 10-day period following the filing of an Information Statement with the SEC pursuant to Rule 14f-1 and mailing of the Information Statement to our shareholders.

•

Blackmon was elected as the President of the Company, Ruby was elected as Chief Operating Officer and Verzura was elected as Vice President.

•

A total of 41,690,000 previously outstanding shares of common stock were cancelled, and as a result of this transaction there are now a total of 43,620,000 shares of the Company’s shares of common stock outstanding.

As a result of this transaction our business plan has changed.  We plan to create partnerships with local businessmen, entrepreneurs, scientists and others, both domestically and internationally, for the purpose of cultivating cannabis-based products worldwide.

For example, we plan to enter into licensing and consulting agreements with partners who desire to license our entire turnkey seed-to-sale business model in jurisdictions where it is legal to do so, and we plan to typically receive a percentage of their gross revenues as our fee.  In addition to licensing our intellectual property, we will offer consulting on the design and buildout of cultivation facilities, we will provide training and staffing services, and we will assist them in finding the right locations for the cultivation facilities.  We will provide our genetic catalogue which includes over 15 CBD strains, over 150 THC strains and over 30 Cannabis Cup winners.

We will also provide access to our full range of extracted/infused medical products.  We will license to the partner the intellectual property for whole plant activated oils, smokable concentrates, infused products, topical lotions, pills, sublingual, transdermal patches and they will have access to any future technology or products we develop.

Our goals are to establish strong cultivation positions through our local partners in markets where it is legal and use these revenues to develop new cannabinoid based drugs for clinical FDA approval patents.

We will not touch or handle the plants directly.  Our joint venture partners and their employees will be the handlers of the plants and products.  The Company will not harvest, distribute or sell cannabis or any substances that violate United States law or the Controlled Substances Act, nor does it intend to do so in the future.

Results of Operation

Three Months Ended March 31, 2014 Compared to the Three Months ended March 31, 2013

Revenues

Revenues were zero and $27,175 for the three months ended March 31, 2014 and 2013, respectively. The revenue for the three months ended March 31, 2013 consisted of $14,918 for management fees and $12,257 for reimbursement of expenses. There were no revenues in the three months ended March 31, 2014 because the previous business was discontinued as of March 31, 2014.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $79,478 and $23,107 for the three months ended March 31, 2014 and 2013, respectively. The increase in selling, general and administrative expenses of $56,371 was due to the new business which the Company entered after the change in control of the Company.

For the three months ended March 31, 2014 the Company’s selling, general and administrative expenses from continued operations consisted of approximately $58,000 in transaction costs and $22,000 in legal expenses related to the Company’s License Agreement.

Discontinued Operations

The loss from discontinued operations was $58,892 and zero for the three months ended March 31, 2014 and 2013, respectively. The increase in expenses of $58,892 was due to the new business which the Company entered after the change in control of the Company.

The following chart details the loss from discontinued operations for the three months ended March 31, 2014:

Revenues - Management fees	$20,684

Selling, general and administrative	63,872
Loss on disposal of assets	15,704
(79,576)

Loss from discontinued operations	$(58,892)

Liquidity and Capital Resources

As of March 31, 2014, we had working capital of $1,511,022 compared to negative working capital of ($8,724) as of December 31, 2013.

Net cash used in operating activities for the three months ending March 31, 2014 and 2013 was $100,167 and $9,776, respectively.  This increase was primarily due to the expenses incurred in connection with the Company’s new business near the end of the three months ended March 31, 2014.

Net cash used in investing activities for the three months ending March 31, 2014 and 2013 was $0 and $14,408, respectively.  This increase was due to a decrease in fixed asset purchases during the current period.

Net cash provided by (used in) financing activities for the three months ending March 31, 2014 and 2013 was $1,590,500 and $(50,000), respectively. The increase was due to the sale of common stock by the Company.

Management believes that it has sufficient capital to fund its current plans, but it plans to raise additional capital through the sale of equity in order to take advantage of some of the opportunities available to grow its business.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Significant Accounting Policies" to the Financial Statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of the financial statements.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014, and he has concluded that our financial controls and procedures are adequate.  Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded as of March 31, 2014, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.

(b)

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the second quarter ending March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 1A.

RISK FACTORS.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this annual report on Form 10-K before purchasing shares of our common stock. If any of the following risks occur, our business, consolidated financial condition and/or results of operations could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits. Currently, there are twenty states plus the District of Columbia that have laws and/or regulation that recognize in one form or another legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering legislation to similar effect. As of the date of this writing, the policy and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited on the basis of federal law and may or may not be permitted on the basis of state law. Active enforcement of the current federal regulatory position on cannabis on a regional or national basis may directly and adversely affect the willingness of customers of UCANN to invest in or buy products from UCANN that may be used in connection with cannabis. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect revenues and profits of the UCANN companies.

Our inability to effectively manage our growth could harm our business and materially and adversely affect our operating results and financial condition. Our strategy envisions growing our business. We plan to expand our product, sales, administrative and marketing organizations. Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems. As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources. We also will need to hire, train, supervise and manage new employees. These processes are time consuming and expensive, will increase management responsibilities and will divert management attention. We cannot assure you that we will be able to:

•	expand our products effectively or efficiently or in a timely manner;
•	allocate our human resources optimally;
•	meet our capital needs;
•	identify and hire qualified employees or retain valued employees; or
•	incorporate effectively the components of any business or product line that we may develop in our effort to achieve growth.

Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

Our inability to effectively protect our intellectual property would adversely affect our ability to compete effectively, our revenue, our financial condition and our results of operations. We may be unable to obtain intellectual property rights to effectively protect our technology. Our ability to compete effectively may be affected by the nature and breadth of our intellectual property rights. While we intend to defend against any threats to our intellectual property rights, there can be no assurance that any such actions will adequately protect our interests. If we are unable to secure intellectual property rights to effectively protect our technology, our revenue and earnings, financial condition, or results of operations would be adversely affected.

We may also rely on nondisclosure and non-competition agreements to protect portions of our technology. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that third parties will not otherwise gain access to our trade secrets or proprietary knowledge, or that third parties will not independently develop the technology.

We do not warrant any opinion as to non-infringement of any patent, trademark, or copyright by us or any of our affiliates, providers, or distributors. Nor do we warrant any opinion as to invalidity of any third-party patent or unpatentability of any third-party pending patent application.

Intellectual property litigation would be costly and could adversely impact our business operations. We may have to take legal action in the future to protect our technology or to assert our intellectual property rights against others. Any legal action could be costly and time consuming to us, and no assurances can be made that any action will be successful. The invalidation of any intellectual property rights that we may own, or an unsuccessful outcome in lawsuits to protect our technology, could have a material adverse effect on our business, financial position, or results of operations.

Intellectual property litigation can be expensive, complex, and protracted. Because of such complexity, and the vagaries of the jury system, intellectual property litigation may result in significant damage awards and/or injunctions that could prevent the manufacture, use, distribution, importation, exportation, and sale of products or require us to pay significant royalties in order to continue to manufacture, use, distribute, import, export, or sell products. Furthermore, in the event that our right to license or to market our technology is successfully challenged, and if we fail to obtain a required license or are unable to design around a patent held by a third party, our business, financial condition, or results of operations could be materially adversely affected.

We will be subject to evolving and expensive corporate governance regulations and requirements. Our failure to adequately adhere to these requirements or the failure or circumvention of our controls and procedures could seriously harm our business. As a publicly traded company, we are subject to various federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002. Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting. Our internal controls and procedures may not be able to prevent errors or fraud in the future. Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures, may make it difficult for us to ensure that the objectives of the control system are met. A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

Risks Related to our Common Stock

Trading in our common stock will be subject to regulatory restrictions since our common stock is considered a “penny stock.” Our common stock is currently, and in the near future will likely continue to be, considered a “penny stock.” The Securities and Exchange Commission (“SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and other requirements may adversely affect the trading activity in the secondary market for our common stock.

Our officers and directors can exert significant influence over us and may make decisions that are not in the best interests of all stockholders. Our officers and directors collectively beneficially own approximately 91.7% of our common stock. As a result of such ownership these stockholders will be able to affect the outcome of, or exert significant influence over, all matters requiring stockholder approval, including the election and removal of directors and any change in control. In particular, this concentration of ownership of our common stock could have the effect of delaying or preventing a change of control of our company or otherwise discouraging or preventing a potential acquirer from attempting to obtain control of our company. This, in turn, could have a negative effect on the market price of our common stock. It could also prevent our stockholders from realizing a premium over the market prices for their shares of common stock. Moreover, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS.

None

ITEM 4.

MINES SAFETY DISCLOSURES.

None.

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS.

Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Security Exchange Act Rule 13a-14 and 15d-14.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Exhibits

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CANNABIS CORPORATION

Date: May 14, 2014	By:	/s/ Paul D. Enright
Paul D. Enright
Chief Executive Officer

Date: May 14, 2014	By:	/s/ Paul D. Enright
Paul D. Enright
Principal Financial Officer, Principal Accounting Officer