Form 10-Q
period 2014-06-30
United Cannabis Corp
filed 2014-08-19
CIK 1436161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

On August 19, 2014, there were 43,620,000 shares of the issuer’s common stock were outstanding.

UNITED CANNABIS CORPORATION

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$337,544	$32,414
Investments in non-marketable equity securities	300,000	—
Due from related party	—	8,862
Assets of discontinued operations	—	17,616
Total current assets	637,544	58,892

Investments in non-marketable equity securities	593,750	—

Total assets	$1,231,294	$58,892

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,872	$—
Deferred revenue	893,750	—
Convertible note payable, related party	—	50,000
Total current liabilities	905,622	50,000

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 43,620,000 and 6,020,000* issued and outstanding, respectively	1,115,495	165,495
Accumulated deficit	(789,823)	(156,603)
Total stockholders' equity	325,672	8,892

Total liabilities and stockholders' equity	$1,231,294	$58,892

———————

*

The number of outstanding common shares has been adjusted for a four-for-one forward split that occurred on March 21, 2014

See accompanying notes to condensed unaudited financial statements.

UNITED CANNABIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,					Six Months Ended June 30,
	2014		2013			2014		2013

Revenues		$—	$—			$—		$—

Operating expenses:
Sales and marketing		68,158	—			74,158		—
Research and development		66,053	—			76,053		—
General and administrative		360,664	6,650			424,142		10,777
Total operating expenses		494,875	6,650			574,353		10,777

Loss from operations		(494,875)	(6,650)			(574,353)		(10,777)

Other income:
Interest income		25	—			25		—
Total other income		25	—			25		—

Loss from continuing operations		(494,850)	(6,650)			(574,328)		(10,777)

Net income (loss) from discontinued operations		—	11,627			(58,892)		19,822

Net (loss) income		$(494,850)	$4,977			$(633,220)		$9,045

Net income (loss) per share:
Net loss per share from continuing operations:
Basic and diluted		$(0.01)	$(0.00)		*	$(0.02)		$(0.00)		*

Net income (loss) per share from discontinued operations:
Basic and diluted	$	n/a	$0.00	*		$(0.00)	*	$0.00	*

Net (loss) income per common share:
Basic and diluted		$(0.01)	$0.00	*		$(0.02)		$0.00	*

Basic and diluted weighted-average common shares outstanding:		43,620,000	6,020,000	*	*	32,592,376		6,020,000	*	*

———————

*

Denotes income or loss of less than $0.01 per share.

**

The number of outstanding common shares has been adjusted for a four-for-one forward split that occurred on March 21, 2014

See accompanying notes to condensed unaudited financial statements.

UNITED CANNABIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net (loss) income	$(633,220)	$9,045
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation - assets of discontinued operations	—	13,313
Loss on sale of assets of discontinued operations	15,704	—
Management fees and reimbursement of expenses, related parties, net of discontinued operations	—	3,191
Changes in operating assets and liabilities:
Accounts receivable	—	(1,669)
Due from related party	10,774	(18,056)
Inventory	—	(13,916)
Due to related party	—	7,544
Accounts payable and accrued expenses	11,872	(6,113)
Net cash provided by (used in) operating activities	(594,870)	(6,661)

Investing activities:
Equipment purchases related to discontinued operations	—	(14,408)
Net cash provided by (used in) investing activities	—	(14,408)

Financing activities:
Notes payable, related parties	—	(50,000)
Issuance of common shares	900,000	—
Net cash provided by (used in) financing activities	900,000	(50,000)

Net increase in cash	305,130	(71,069)

Cash, beginning of period	32,414	76,445

Cash, end of period	$337,544	$5,376

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Investment in non-marketable equity securities for deferred services	$893,750	$—
Conversion of note payable, related party into common stock	$(50,000)	$—

See accompanying notes to condensed unaudited financial statements.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Current Operations and Background – United Cannabis Corporation (“we”, “our”, “us” or “UCC”) a Colorado corporation, was originally formed as a California corporation under the name MySkin, Inc. on November 15, 2007.  UCC was formed as a Colorado corporation on March 25, 2014, and on May 2, 2014, MySkin, Inc. merged into UCC, a wholly-owned subsidiary of MySkin, Inc., for the purpose of changing domicile from California to Colorado and changing the corporation’s name to United Cannabis Corporation.

On March 26, 2014, we entered into a License Agreement with Earnest Blackmon (“Blackmon”), Tony Verzura (“Verzura”) and Chad Ruby (“Ruby”) pursuant to which Blackmon, Verzura and Ruby licensed certain intellectual property to us in exchange for a total of 38,690,000 shares of our common stock.

In connection with this transaction:

•

Blackmon, Verzura and Ruby licensed to us all of their knowledge and know-how relating to the design and buildout of cultivation facilities, growing/cultivation systems, seed-to-sale protocols and procedures, products, a genetic catalogue including over 150 different strains, an advanced (non-psychoactive) cannabinoid therapy program called A.C.T. Now, security, regulatory compliance, and any other methods and processes which relate to the cannabis industry.

•	The territory for this license is the entire world and the license runs in perpetuity. There are no royalty payments under the License Agreement.

•	Blackmon, Verzura and Ruby were appointed to our board of directors effective April 8, 2014.

•

Blackmon was elected as our President, Ruby was elected as Chief Operating Officer and Verzura was elected as Vice President. On February 27, 2014, Paul Enright became our President, CFO, and Secretary, Treasurer and sole member of the board (see also Note 8). On March 26, 2014, in connection with this transaction, Mr. Enright resigned as President. On June 24, 2014, Mr. Enright resigned his position as CEO, was elected as VP of Business Development and Corporate Relations and Blackmon was elected as our CEO.

•	A total of 41,690,000 previously outstanding shares of common stock were cancelled, and as a result of this transaction there are now a total of 43,620,000 shares of common stock outstanding.

As a result of this transaction our business plan has changed.  We plan to create partnerships with local businessmen, entrepreneurs, scientists and others, both domestically and internationally, for the purpose of cultivating cannabis-based products worldwide.

For example, we plan to enter into licensing and consulting agreements with partners who desire to license our entire turnkey seed-to-sale business model in jurisdictions where it is legal to do so, and we plan to typically receive a percentage of their gross revenues as our fee.  In addition to licensing our intellectual property, we will offer consulting on the design and buildout of cultivation facilities, we will provide training and staffing services, and we will assist our partners in finding the right locations for cultivation facilities.  We will provide our genetic catalogue which includes over 15 CBD strains, over 150 THC strains and over 30 Cannabis Cup winners.

We will also provide access to our full range of extracted/infused medical products.  We will license to our partners the intellectual property for whole plant activated oils, smokable concentrates, infused products, topical lotions, pills, sublingual transdermal patches and our partners will have access to any future technology or products we develop.

Our goals are to establish strong cultivation positions through our local partners in markets where it is legal and use these revenues to develop new cannabinoid based drugs for clinical FDA approval patents.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On March 31, 2014, we sold all right, title and interest in the tangible and intangible assets, trademarks, customer lists, intellectual property and rights, which we owned and were related to our advanced skin care business since we have entered into a new business and no longer have any use for these assets. The assets were sold to MySkin Services, Inc. (“MTA”), a business partly owned by Marichelle Stoppenhagen, our former officer and director, in exchange for the $15,000 payable which we owed to Ms. Stoppenhagen and/or MTA.  In addition, MTA assumed all costs associated with these assets starting on March 31, 2014.

Government Regulation - Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

As of August 15, 2014, 23 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of Colorado and Washington approved ballot measures in November 2103 to legalize cannabis for adult recreational use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the current administration will not change its stated policy regarding the low-priority enforcement of federal laws, or that any future administration would not change this policy and decide to enforce the federal laws vigorously.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

Basis of Presentation - We prepared these condensed financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and six month periods ended June 30, 2014 and 2013 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2013.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of condensed financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of expenses during the periods presented.

We make our estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. We believe that our significant estimates, assumptions and judgments are reasonable, based upon information available at the time they were made. Actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Cash and Cash Equivalents - We consider investments with original maturities of 90 days or less to be cash equivalents. We do not have cash equivalents as of June 30, 2014 and December 31, 2013.

Accounts Receivable – We plan to extend credit to our customers. Collateral generally will not be required. Credit losses will be provided for in the financial statements based on our evaluation of historical and current industry trends. Although we expect to fully collect amounts due, actual collections may differ from estimated amounts. We will estimate an allowance for doubtful accounts based upon a percentage of revenue earned.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Investments in Non-Marketable Equity Securities – Our investments in non-marketable equity securities are carried at cost, less write-down-for-impairments, and are adjusted for impairment based on methodologies, including the valuation achieved in the most recent private placement by an investee, an assessment of the impact of general private equity market conditions, and discounted projected future cash flows.

Inventory - Inventory is valued at the lower of cost or market. Cost is determined using standard costs, which approximates the first-in, first-out method.

Equipment - Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful life of the asset, ranging from three to five years.

Revenue Recognition - We recognize revenue in accordance with ASC 605, "Revenue Recognition" which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on our management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.

Deferred Revenue - We defer revenue for which product or service has not yet been delivered or is subject to refund until such time that we and our customer jointly determine that the product or service has been delivered or no refund will be required.

Advertising Costs - All advertising costs are expensed as incurred.

Research and Development Expense - Research and development (“R&D”) costs are charged to expense as incurred. Our R&D costs include, but are not limited to, consulting service fees and materials and supplies used in the development of our proprietary products and services.

Selling, General and Administrative Expenses - Selling, general and administrative expenses consist primarily of personnel-related costs, rent, corporate costs, fees for professional and consulting services, advertising costs, and other costs of administration such as marketing, human resources, finance and administrative roles.

Income Taxes - Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that we do not consider it more likely than not that a future tax asset will be recovered, we will provide a valuation allowance against the excess.

We follow the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740 Income taxes (ASC 740). As a result of the ASC 740, we make a comprehensive review of our portfolio of tax positions in accordance with recognition standards established by ASC 740. As a result of the implementation of ASC 740, we recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Net Income (Loss) Per Share - We compute net income (loss) per share in accordance with ASC 260 Earnings per Share (ASC 260). Under the provisions of ASC 260, basic net income (loss) per share includes no dilution and is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share takes into consideration shares of common stock outstanding (computed under basic net income (loss) per share) and potentially dilutive shares of common stock that are not anti-dilutive.

Concentration of Credit Risk - Financial instruments that potentially subject us to credit risk consist of cash. We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution are not insured by the FDIC.

Financial Instruments - Our financial instruments consist of cash, accounts receivable, investments in non-marketable equity securities, accounts payable and notes payable to related parties. The carrying values of cash, accounts receivable and accounts payable are representative of their fair values due to their short-term maturities. Investments in non-marketable equity securities are carried at cost. Notes payable to related parties approximates fair value because of the short-term nature of these financial instruments.

Recently Issued Accounting Pronouncements - From time to time, the Financial Accounting Standards Board ("FASB") or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification ("ASC") are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the condensed financial statements upon adoption.

NOTE 3 – GOING CONCERN

Our condensed financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the six months ended June 30, 2014, we incurred losses of $633,220 and used cash of $594,870 in our operating activities. As at June 30, 2014, we had a working capital deficit of $268,078 and an accumulated deficit of $789,823.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 4 – INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES

On May 30, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WeedMD RX Inc. (“WMD”), a Canadian private company in the cannabis industry, in exchange for future consulting services and use of our intellectual property. The shares represent a 4.29% equity investment in WMD and we do not have significant influence over the investee. We recorded our investment in these non-marketable equity securities at the estimated cost, based on our estimate of the fair value of the securities we received on the date of the transaction.

The warrants entitle us to purchase WMD shares for CDN $0.50 each for a period of six months from the date the warrant is issued. In addition, we are required to exercise all of these warrants if the holders of our Series A Warrants (see Note 8 below) exercise a minimum of 800,000 of our Series A Warrants prior to the expiration of the WMD warrants.

The WMD common shares were recorded at $0.50 per share based on WMD’s most recent sale of their common shares prior to the date of the transaction (CDN $0.50) and their most recent sale of common shares subsequent to this transaction (CDN $0.60). The warrants were recorded at $0.10 per warrant utilizing the Black Scholes option pricing model and the following assumptions during the three and six months ended June 30, 2014:

Risk free interest rate	0.60%
Expected term (years)	0.5
Expected volatility	70%
Expected dividends	0%

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The $300,000 fair value assigned as the cost to the WMD warrants has been classified as a current asset as the warrants expire after six months, while the $593,750 assigned to the cost of the WMD common shares has been classified as a long term assets as these shares do not expire.

NOTE 5 – EQUIPMENT

Our equipment, consists of the following at:

	June 30, 2014	December 31, 2013
Equipment	$—	$131,584
Less accumulated depreciation	—	(113,968)

	$—	$17,616

NOTE 6 – RELATED PARTY NOTE PAYABLE

In December 2011, we entered into a Revolving Promissory Note (the “Note”) with Ms. Stoppenhagen, our former president and director. Under the terms of the Note, Ms. Stoppenhagen agreed to advance us, from time to time and at our request, amounts up to an aggregate of $100,000 until December 31, 2013, with all advances be paid on or before December 31, 2013, and interest accruing from the date of any advances on any principal amount withdrawn, and on unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually. As of June 30, 2014 and December 31, 2013, nothing was owed under the note.

NOTE 7 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On September 30, 2013, we issued a Convertible Note (the "Convertible Note") for $50,000 to NYX Capital Advisors, Inc. (“NYX”) in connection with $50,000 cash paid by NYX. The Convertible Note bears no interest and was convertible at any time, at the option of the holder, into 10,000,000 shares of our common stock at $0.005 per share. The Convertible Note was converted on February 24, 2014.

NOTE 8 – STOCKHOLDERS’ EQUITY

Change of control

On February 27, 2014, NYX and Mr. Enright entered into a Stock Purchase Agreement, pursuant to which NYX sold to Mr. Enright an aggregate of 10,000,000 shares of our common stock, representing approximately 87% of our issued and outstanding shares as of that date.

Stock split

On March 21, 2014, we effected a four-for-one stock split of our common stock in the form of a stock dividend of three shares of common stock for each share of common stock outstanding to stockholders of record on March 19, 2014.

Equity offering

On March 26, 2014, we sold 600,000 units for a total amount of $900,000 to 45 accredited investors. Each Unit consisted of one share of our common stock, two A Warrants and three B Warrants. Each A Warrant entitles the holder to purchase one share of our common stock at a price of $7.50 per share during the two year period commencing April 1, 2014, and the A Warrants are callable once our common stock has traded at a price of at least $15 for 20 consecutive trading days. Each B Warrant entitles the holder to purchase one share of our common stock at a price of $15.00 per share during the three year period commencing April 1, 2014, and the B Warrants are callable once our common stock has traded at a price of at least $22 for 20 consecutive trading days.

Change in Authorized Share Capital

Effective May 2, 2014, we increased the authorized number of our preferred shares from five million to ten million and the authorized number of our common shares from 50 million to 100 million. At the same time we also changed the par value of both our preferred and common stock from $0.001 per share to no par value per share.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

On May 6, 2014, we entered into a consultancy agreement with a third party that has a six month term which can be renewed and/or extended by mutual agreement. The agreement provides for a $50,000 payment at signing, which has been paid, and for three more $50,000 payments and the issuance of 100,000 shares of our common stock upon the achievement of certain goals as set forth in appendix II of the agreement.

Legal Proceedings

We were not subject to any legal proceedings during the three and six months ended June 30, 2014, and, to the best of our knowledge, no legal proceedings are pending or threatened.

NOTE 10 –DISCONTINUED OPERATIONS

On March 31, 2014 we sold all right, title and interest in the tangible and intangible assets, trademarks, customer lists, intellectual property and rights, which we owned and were related to the advanced skin care business. The assets were sold to MySkin Services, Inc. (“MTA”), a business partly owned by Ms. Stoppenhagen in exchange for a $15,000 payable we owed to Ms. Stoppenhagen and/or MTA. In addition, MTA assumed all costs associated with these assets starting on March 31, 2014. See Note 1 for further detail on our change in operations.

The following chart details our loss from discontinued operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$—	$31,691	$20,684	$58,866

Operating expenses:
Selling, general and administrative	—	13,184	63,872	25,731
Depreciation	—	6,880	—	13,313
Loss on disposal of assets	—	—	15,704	—
Total operating expenses	—	20,064	79,576	39,044

Income (loss) from discontinued operations, before income taxes	—	11,627	(58,892)	19,822
Provision for income taxes	—	—	—	—

Income (loss) from discontinued operations, net of income taxes	$—	$11,627	$(58,892)	$19,822

Our assets held for sale consist of the following and are included in assets of discontinued operations on our condensed balance sheets:

	June 30, 2014	December 31, 2013

Equipment	$—	$17,616

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS

On August 15, 2014, Mr. Enright, who served as our Vice President of Business Development and Corporate Relations and as a Director, resigned his positions as an officer and director, but he will continue to be employed by UCC.

On August 13, 2014, we entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of a 10% convertible note in the principal amount of $1,657,500 (which includes Typenex legal expenses in the amount of $7,500 and a $150,000 original issue discount) (the “Note”) for $1,500,000, consisting of $250,000 paid in cash at closing and five secured promissory notes, aggregating $1,250,000, bearing interest at the rate of 8% per annum, each note maturing in twenty-five months from August 13, 2014 (the “Investor Notes”). The Investor Notes allow for prepayment, without penalty, all or portion of the outstanding balance along with accrued but unpaid interest at any time prior to maturity. We have no obligation to pay Typenex any amounts on the unfunded portion of the Note.

The Note bears interest at the rate of 10% per annum. All interest and principal must be repaid on September 13, 2016. The Note is convertible into common stock, at Typenex’s option, at the lesser of (i) $3.00, and (ii) 70% (the “Conversion Factor”) of the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding the applicable Conversion, provided that if at any time the average of the three (3) lowest Closing Bid Prices in the twenty (20) Trading Days immediately preceding any date of measurement is below $1.00, then in such event the then-current Conversion Factor shall be reduced to 65% for all future Conversions, subject to other reductions set forth in the Note. In the event we elect to prepay all or any portion of the Note, we are required to pay to Typenex an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. The Note is secured by all of our assets.

In accordance with ASC 855-10 we have analyzed its operations subsequent to June 30, 2014 to the date these condensed financial statements were issued, and has determined that, other that as disclosed above, we do not have any material subsequent events to disclose in these condensed financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the condensed financial statements, the related notes to the condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2013.

In addition to historical information, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 regarding our expectations concerning our future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent our current expectations, but the expectations concerning our future operations, earnings and prospects may change. Our expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that we believe to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that our expectations and the forward-looking statements will be correct. Please refer to the our most recent Annual Report on Form 10-K for a description of risk factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion. We disclaim any obligation to update any of these forward-looking statements except as required by law.

Corporate Background

United Cannabis Corporation (“we”, “our”, “us” or “UCC”) a Colorado corporation, was originally formed as a California corporation under the name MySkin, Inc. on November 15, 2007.  UCC was formed as a Colorado corporation on March 25, 2014, and on May 2, 2014, MySkin, Inc. merged into UCC, a wholly-owned subsidiary of MySkin, Inc., for the purpose of changing domicile from California to Colorado and changing the corporation’s name to United Cannabis Corporation.

On March 26, 2014, we entered into a License Agreement with Earnest Blackmon (“Blackmon”), Tony Verzura (“Verzura”) and Chad Ruby (“Ruby”) pursuant to which Blackmon, Verzura and Ruby licensed certain intellectual property to us in exchange for a total of 38,690,000 shares of our common stock.

In connection with this transaction:

•

Blackmon, Verzura and Ruby licensed to us all of their knowledge and know-how relating to the design and buildout of cultivation facilities, growing/cultivation systems, seed-to-sale protocols and procedures, products, a genetic catalogue including over 150 different strains, an advanced (non-psychoactive) cannabinoid therapy program called A.C.T. Now, security, regulatory compliance, and any other methods and processes which relate to the cannabis industry.

•	The territory for this license is the entire world and the license runs in perpetuity. There are no royalty payments under the License Agreement.

•	Blackmon, Verzura and Ruby were appointed to our board of directors effective April 8, 2014.

•

Blackmon was elected as our President, Ruby was elected as Chief Operating Officer and Verzura was elected as Vice President. On February 27, 2014, Paul Enright became our President, CFO, and Secretary, Treasurer and sole member of the board. On March 26, 2014, in connection with this transaction, Mr. Enright resigned as President. On June 24, 2104, Mr. Enright resigned his position as CEO, was elected as VP of Business Development and Corporate Relations and Blackmon was elected as our CEO.

•	A total of 41,690,000 previously outstanding shares of common stock were cancelled, and as a result of this transaction there are now a total of 43,620,000 shares of common stock outstanding.

As a result of this transaction our business plan has changed. We plan to create partnerships with local businessmen, entrepreneurs, scientists and others, both domestically and internationally, for the purpose of cultivating cannabis-based products worldwide.

For example, we plan to enter into licensing and consulting agreements with partners who desire to license our entire turnkey seed-to-sale business model in jurisdictions where it is legal to do so, and we plan to typically receive a percentage of their gross revenues as our fee. In addition to licensing our intellectual property, we will offer consulting on the design and buildout of cultivation facilities, we will provide training and staffing services, and we will assist our partners in finding the right locations for cultivation facilities. We will provide our genetic catalogue which includes over 15 CBD strains, over 150 THC strains and over 30 Cannabis Cup winners.

We will also provide access to our full range of extracted/infused medical products. We will license to our partners the intellectual property for whole plant activated oils, smokable concentrates, infused products, topical lotions, pills, sublingual transdermal patches and our partners will have access to any future technology or products we develop.

Our goals are to establish strong cultivation positions through our local partners in markets where it is legal and use these revenues to develop new cannabinoid based drugs for clinical FDA approval patents.

On March 31, 2014, we sold all right, title and interest in the tangible and intangible assets, trademarks, customer lists, intellectual property and rights, which we owned and were related to our advanced skin care business since we have entered into a new business and no longer have any use for these assets. The assets were sold to MySkin Services, Inc. (“MTA”), a business partly owned by Marichelle Stoppenhagen, our former officer and director, in exchange for the $15,000 payable which we owed to Ms. Stoppenhagen and/or MTA.  In addition, MTA assumed all costs associated with these assets starting on March 31, 2014.

Results of Operation

Three Months Ended June 30, 2014 Compared to the Three Months ended June 30, 2013

Sales and Marketing Expenses

Sales and marketing expenses were $68,158 and $0 for the three months ended June 30, 2014 and 2013, respectively. The increase in sales and marking expenses was due to the new business we entered into after our change in control. Our sales and marketing expenses were mainly comprised of third party consulting fees during the three months ended June 30, 2014.

Research and Development Expenses

Research and development expenses (“R&D”) were $66,053 and $0 for the three months ended June 30, 2014 and 2013, respectively. The increase in R&D was due to the new business we entered into after our change in control. Our R&D expenses during the three months ended June 30, 2014, were mainly comprised of costs associated with a third party consultancy agreement.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $360,664 and $6,650 for the three months ended June 30, 2014 and 2013, respectively. The increase in general and administrative expenses was due to the new business we entered into after our change in control.

For the three months ended June 30, 2014 our G&A consisted of $183,012 of wages and contract labor, $105,907 of professional fees and $71,745 of travel and office related expense.

We expect our G&A expenses to be consistent with these levels throughout the remainder of 2014.

Six Months Ended June 30, 2014 Compared to the Six Months ended June 30, 2013

Sales and Marketing Expenses

Sales and marketing expenses were $74,158 and $0 for the six months ended June 30, 2014 and 2013, respectively. The increase in sales and marking expenses was due to the new business we entered into after our change in control. Our sales and marketing expenses were mainly comprised of third party consulting fees during the six months ended June 30, 2014.

Research and Development Expenses

Research and development expenses (“R&D”) were $76,053 and $0 for the six months ended June 30, 2014 and 2013, respectively. The increase in R&D was due to the new business we entered into after our change in control. Our R&D expenses during the six months ended June 30, 2014, were mainly comprised of costs associated with a third party consultancy agreement.

General and Administrative Expenses

General and administrative expenses were $424,142 and $10,777 for the six months ended June 30, 2014 and 2013, respectively. The increase in general and administrative expenses was due to the new business we entered into after our change in control.

For the six months ended June 30, 2014 our general and administrative expenses consisted of $209,262 of wages and contract labor, $139,357 of professional fees and $75,523 of travel and office related expense.

Discontinued Operations

On March 31, 2014 we sold all right, title and interest in the tangible and intangible assets, trademarks, customer lists, intellectual property and rights, which we owned and were related to the advanced skin care business. The assets were sold to MySkin Services, Inc. (“MTA”), a business partly owned by Ms. Stoppenhagen in exchange for a $15,000 payable we owed to Ms. Stoppenhagen and/or MTA. In addition, MTA assumed all costs associated with these assets starting on March 31, 2014.

The following chart details our loss from discontinued operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$—	$31,691	$20,684	$58,866

Operating expenses:
Selling, general and administrative	—	13,184	63,872	25,731
Depreciation	—	6,880	—	13,313
Loss on disposal of assets	—	—	15,704	—
Total operating expenses	—	20,064	79,576	39,044

Income (loss) from discontinued operations, before income taxes	—	11,627	(58,892)	19,822
Provision for income taxes	—	—	—	—

Income (loss) from discontinued operations, net of income taxes	$—	$11,627	$(58,892)	$19,822

Liquidity and Capital Resources

As of June 30, 2014, we had a working capital deficit of $268,078 compared to working capital of $8,892 as of December 31, 2013.

Net cash used in operating activities for the six months ending June 30, 2014 and 2013 was $594,870 and $6,661, respectively. This increase was primarily due to the expenses incurred in connection with our new business as a result of our change in control in March of 2014.

Net cash used in investing activities for the six months ending June 30, 2014 and 2013 was $0 and $14,408, respectively. This decrease was due to a decrease in fixed asset purchases during the current period.

Net cash provided by (used in) financing activities for the six months ending June 30, 2014 and 2013 was $900,000 and $(50,000), respectively. The increase was due to the sale of our common stock.

We believe that we have sufficient capital to fund our current plans, but we plan to raise additional capital through the sale of equity in order to take advantage of some of the opportunities available to grow our business.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Significant Accounting Policies" to the condensed financial statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of our condensed financial statements.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014, and he has concluded that our financial controls and procedures are adequate. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded as of June 30, 2014, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.

(b)

Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the second quarter ending June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 1A.

RISK FACTORS.

Not applicable for smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS.

None

ITEM 4.

MINES SAFETY DISCLOSURES.

Not applicable to our Company.

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

UNITED CANNABIS CORPORATION

Date: August 19, 2014	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer

Date: August 19, 2014	By:	/s/ Earnest Blackmon
Earnest Blackmon
Principal Financial Officer, Principal Accounting Officer