Form 10-Q
period 2014-09-30
United Cannabis Corp
filed 2014-11-19
CIK 1436161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

On November 19, 2014, there were 43,850,000 shares of the issuer’s common stock were outstanding.

UNITED CANNABIS CORPORATION

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,357	$32,414
Accounts receivable	16,113	—
Investments in non-marketable equity securities	300,000	—
Due from related party	—	8,862
Prepaid expenses and other assets	188,450	—
Assets of discontinued operations	—	17,616
Total current assets	693,920	58,892

Investments in non-marketable equity securities	593,750	—
Equity method investments	282,000	—
Notes and interest receivable	1,263,150	—
Total assets	$2,832,820	$58,892

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,571	$—
Accrued expenses	130,452	—
Derivative liability	165,488	—
Current portion of deferred revenue	444,000	—
Note payable	175,000	—
Current portion of convertible note payable, net	47,083	—
Convertible note payable, related party	—	50,000
Total current liabilities	1,000,594	50,000

Long term liabilities:
Deferred revenue, net of current portion	518,750	—
Convertible note payable, net and net of current portion	715,918	—
Total liabilities	2,235,262	50,000

Stockholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 43,800,000 (unaudited) and 6,020,000* issued and outstanding, respectively	2,006,019	165,495
Common stock not yet issued, 40,000 shares	88,000	—
Accumulated deficit	(1,496,461)	(156,603)
Total stockholders' equity	597,558	8,892
Total liabilities and stockholders' equity	$2,832,820	$58,892

———————

*

The number of outstanding common shares has been adjusted for a four-for-one forward split that occurred on March 21, 2014

See accompanying notes to condensed unaudited financial statements.

UNITED CANNABIS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended September 30,	Nine Months Ended September 30,
2014	2013	2014	2013

Revenue	$91,113	$—	$91,113	$—
Cost of goods sold	2,136	—	2,136	—
Gross profit	88,977	—	88,977	—

Operating expenses:
Sales and marketing	20,205	—	94,363	—
Research and development	94,751	—	170,805	—
General and administrative	522,421	21,694	946,562	32,471
Total operating expenses	637,377	21,694	1,211,730	32,471

Loss from operations	(548,400)	(21,694)	(1,122,753)	(32,471)

Other income (expense):
Interest income	13,154	—	13,179	—
Loss on derivative liability	(1,942)	—	(1,942)	—
Interest expense	(67,488)	—	(67,488)	—
Loss on origination of derivative liability	(12,810)	—	(12,810)	—
Amortization of debt discount	(89,152)	—	(89,152)	—
Total other income (expense)	(158,238)	—	(158,213)	—

Loss from continuing operations	(706,638)	(21,694)	(1,280,966)	(32,471)

Net income (loss) from discontinued operations	—	(5,578)	(58,892)	14,244

Net loss	$(706,638)	$(27,272)	$(1,339,858)	$(18,227)

Net income (loss) per share:
Net loss per share from continuing operations:
Basic and diluted	$(0.02)	$(0.00	)*	$(0.03)	$(0.00	)*

Net income (loss) per share from discontinued operations:
Basic and diluted	$	n/	a	$(0.00	)*	$(0.00	)*	$0.00	*

Net income (loss) per common share:
Basic and diluted	$(0.02)	$(0.00	)*	$(0.03)	$(0.00	)*

Basic and diluted weighted-average common shares outstanding:	43,656,304	6,020,000	**	43,389,744	6,020,000	**

———————

*

Denotes income or loss of less than $0.01 per share.

**

The number of outstanding common shares has been adjusted for a four-for-one forward split that occurred on March 21, 2014

See accompanying notes to condensed unaudited financial statements.

UNITED CANNABIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(1,339,858)	$(18,227)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation - assets of discontinued operations	—	20,299
Loss on sale of assets of discontinued operations	15,704	—
Management fees and reimbursement of expenses, related parties, net, of discontinued operations	—	(38,389)
Amortization of debt discount	89,152	—
Non-cash interest expense	11,609	—
Convertible note payable issued for debt issuance costs	32,500	—
Loss on origination of derivative liability	12,810	—
Shares issued for services	34,000	—
Value of non-marketable equity securities recognized as revenue	(75,000)	—
Loss on revaluation of derivative liability	1,942	—
Changes in operating assets and liabilities:
Accounts receivable	(16,113)	—
Interest receivable	(13,150)	—
Due from related party	10,774	—
Inventory	—	(3,026)
Due to related party	—	5,445
Prepaid expenses	(26,450)	—
Accounts payable and accrued expenses	169,023	10,838
Net cash provided by (used in) operating activities	(1,093,057)	(23,060)

Investing activities:
Equity method investments	(50,000)	—
Equipment purchases related to discontinued operations	—	(18,215)
Net cash provided by (used in) investing activities	(50,000)	(18,215)

Financing activities:
Net proceeds from issuance of convertible debt and warrants	225,000	—
Proceeds from issuance of note payable	175,000	—
Repayment of notes payable, related party	—	(50,000)
Proceeds from convertible note payable, related party		50,000
Proceeds from issuance of common shares	900,000	—
Net cash provided by (used in) financing activities	1,300,000	—

Net increase (decrease) in cash	156,943	(41,275)

Cash, beginning of period	32,414	76,445

Cash, end of period	$189,357	$35,170

See accompanying notes to condensed unaudited financial statements.

UNITED CANNABIS CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Investment in non-marketable equity securities received as consideration for deferred services	$893,750	$—
Investment in equity method investments received as consideration for deferred services	$144,000	$—
Investment in equity method investments received for commitment to issue common stock	$88,000	$—
Issuance of common stock for prepaid professional fees	$162,000	$—
Acquisition of notes receivable funded by convertible note payable	$1,250,000	$—
Issuance of convertible note payable for debt issuance costs	$32,500	$—
Warrants issued for debt discount	$694,525	$—
Debt conversion feature issued for debt discount	$151,937	$—
Debt conversion feature issued for interest payable discount	$11,609	$—
Conversion of note payable, related party, into common stock	$50,000	$—

See accompanying notes to condensed unaudited financial statements.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 1 –BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Current Operations and Background – United Cannabis Corporation ("we", "our", "us" or "UCC") a Colorado corporation, was originally formed as a California corporation under the name MySkin, Inc. on November 15, 2007. UCC was formed as a Colorado corporation on March 25, 2014, and on May 2, 2014, MySkin, Inc. merged into UCC, a wholly-owned subsidiary of MySkin, Inc., for the purpose of changing domicile from California to Colorado and changing the corporation's name to United Cannabis Corporation.

On March 26, 2014, we entered into a License Agreement with Earnest Blackmon ("Blackmon"), Tony Verzura ("Verzura") and Chad Ruby ("Ruby") pursuant to which Blackmon, Verzura and Ruby licensed certain intellectual property to us in exchange for a total of 38,690,000 shares of our common stock.

In connection with this transaction:

•

Blackmon, Verzura and Ruby licensed to us all of their knowledge and know-how relating to the design and buildout of cultivation facilities, growing/cultivation systems, seed-to-sale protocols and procedures, products, a genetic catalogue including over 150 different strains, an advanced (non-psychoactive) cannabinoid (cannabidol or "CBD") therapy program called "A.C.T. Now", security, regulatory compliance, and any other methods and processes which relate to the cannabis industry.

•	The territory for this license is the entire world and the license runs in perpetuity. There are no royalty payments under the License Agreement.

•	Blackmon, Verzura and Ruby were appointed to our board of directors effective April 8, 2014.

•	Blackmon was elected as our President, Ruby was elected as Chief Operating Officer and Verzura was elected as Vice President. On June 24, 2014, Blackmon was elected as our CEO and CFO.

•	A total of 41,690,000 previously outstanding shares of common stock were cancelled resulting in a total of 43,620,000 shares of common stock outstanding on March 26, 2014.

As a result of this transaction our business plan has changed. We are beginning to create partnerships with businessmen, entrepreneurs, scientists and others, both domestically and internationally, for the purpose of developing cannabis-based products worldwide.

For example, we are starting to enter into licensing and consulting agreements with partners who desire to license our entire turnkey seed-to-sale business model in jurisdictions where it is legal to do so, and we plan to typically receive a percentage of their gross revenues as our fee. In addition to licensing our intellectual property, we are offering consulting services on the design and buildout of cultivation facilities; we offer training and staffing services; and we will assist our partners in finding the right locations for cultivation facilities. We provide our partners access to our genetic catalogue which includes over 15 CBD strains, over 150 THC strains and over 30 Cannabis Cup winners.

We also provide our partners access to our full range of extracted/infused medical products. Our plan includes licensing our intellectual property for whole plant activated oils, smokable concentrates, infused products, topical lotions, pills, sublingual transdermal patches and our partners will have access to future technology and products that we develop.

Our goals are to establish strong cultivation positions through our local partners in markets where it is legal and use these revenues to develop new cannabinoid based drugs for clinical FDA approval patents.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

As of November 19, 2014, 23 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of Colorado, Washington, Oregon, Alaska and the District of Columbia approved ballot measures to legalize cannabis for adult recreational use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct law federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the current administration will not change its stated policy regarding the low-priority enforcement of federal laws, or that any future administration would not change this policy and decide to enforce the federal laws vigorously.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - We prepared these condensed financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2014 and 2013, are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2013.

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

Financial Instruments – We have adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 825, Financial Instruments, which requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of our short-term financial instruments, including accounts receivable, prepaid expenses, accounts payable, accrued expenses and deferred revenue approximates fair value due to the relatively short period to maturity for these instruments. Investments in non-marketable equity securities are carried at cost. The carrying amount of the notes payable and notes receivable at September 30, 2014, approximate their respective fair values based on our incremental borrowing rates.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Cash and Cash Equivalents - We consider investments with original maturities of 90 days or less to be cash equivalents. We do not have cash equivalents as of September 30, 2014 and December 31, 2013.

Accounts Receivable – Our accounts receivable consists primarily of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful accounts based on a review of all outstanding amounts on a monthly basis.

We determine our allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition and credit history, and current economic conditions. Based on our analysis, no allowance for doubtful accounts was necessary as of September 30, 2014 and December 31, 2013.

Investments in Non-Marketable Equity Securities – Our investments in non-marketable equity securities are carried at cost, less write-down-for-impairments, and are adjusted for impairment based on methodologies, including the valuation achieved in the most recent private placement by an investee, an assessment of the impact of general private equity market conditions, and discounted projected future cash flows. Investments in non-marketable equity securities that expire in less than 12 months, for example stock options or warrants, are classified as current assets; otherwise, we classify investments in non-marketable equity securities as other assets.

Inventory - Inventory is valued at the lower of cost or market. Cost is determined using standard costs, which approximates the first-in, first-out method.

Equipment - Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful life of the asset, ranging from three to five years.

Equity Method Investments – Our investments in entities representing ownership of at least 15% but less than 50%, where we exercise significant influence, are accounted for under the equity method.

Deferred Revenue - We defer revenue for which product or service has not yet been delivered or is subject to refund until such time that we and our customer jointly determine that the product or service has been delivered or no refund will be required.

Revenue Recognition - We recognize revenue in accordance with ASC 605, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on our management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.

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

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

We follow the provisions of ASC 740, Income Taxes. As a result of the ASC 740, we make a comprehensive review of our portfolio of tax positions in accordance with recognition standards established by ASC 740. As a result of the implementation of ASC 740, we recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income.

Net Income (Loss) Per Share - We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. Under the provisions of ASC 260, basic net income (loss) per share includes no dilution and is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share takes into consideration shares of common stock outstanding (computed under basic net income (loss) per share) and potentially dilutive securities that are not anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Convertible notes	337,569	—	337,569	—
Warrants to purchase common stock	997,692	—	3,997,692	—

Concentration of Credit Risk - Financial instruments that potentially subject us to credit risk consist of cash. We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution are not insured by the FDIC.

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated.

Percentage of Revenue during the Period Ended

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Customer A	82%	—	82%	—
Customer B	10%	—	10%	—

Percentage of Accounts Receivable during the Period Ended

	September 30, 2014	December 31, 2013
Customer B	43%	—
Customer C	57%	—

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Recently Issued Accounting Pronouncements - From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on the condensed financial statements upon adoption.

NOTE 3 – GOING CONCERN

Our condensed financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2014, we incurred losses of $1,339,858 and used cash of $1,093,057 in our operating activities. As at September 30, 2014, we had a working capital deficit of $306,674 and an accumulated deficit of $1,496,461.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

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

The warrants entitle us to purchase WMD shares for CDN $0.50 each for a period of nine months from the date the warrant was issued. In addition, we are required to exercise all of these warrants if the holders of our Series A Warrants (see Note 14 below) exercise a minimum of 800,000 of our Series A Warrants prior to the expiration of the WMD warrants.

The WMD common shares were recorded at $0.50 per share based on WMD’s most recent sale of their common shares prior to the date of the transaction (CDN $0.50).

The WMD warrants were recorded at $0.10 per warrant utilizing the Black Scholes option pricing model and the following assumptions during the nine months ended September 30, 2014:

Risk free interest rate	0.60%
Expected term (years)	0.5
Expected volatility	70%
Expected dividends	0%

The $300,000 fair value assigned as the cost to the WMD warrants has been classified as a current asset as the warrants expire after nine months, while the $593,750 assigned to the cost of the WMD common shares has been classified as a long term asset as these shares do not expire.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

 Prepaid expenses and other assets consist of:

	September 30, 2014	December 31, 2013
Prepaid investor relations services	$162,000	$—
Prepaid accounting fees	550	—
Interest receivable	25,900	—
	$188,450	$—

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 6 – EQUIPMENT

Our equipment consists of the following at:

	September 30, 2014	December 31, 2013
Equipment	$—	$131,584
Less accumulated depreciation	—	(113,968)
	$—	$17,616

NOTE 7 – EQUITY METHOD INVESTMENTS

Our equity method investments consist of:

	September 30, 2014	December 31, 2013
Lone Mountain Partners, LLC – 25% interest	$50,000	$—
Om of Medicine, LLC – 15% interest	45,000	—
OM of Illinois, LLC – 33% interest	99,000	—
Cannibinoid Research & Development Company Limited – 50%	88,000	—
Total equity method investments	$282,000	$—

On August 14, 2014, we acquired a 25% membership interest in Lone Mountain Partners, LLC, (“Lone Mountain”) for $50,000 and a commitment to provide future services, including, but not limited to, assisting with the application to obtain licenses to operate a medical marijuana entity in Nevada and to provide  standard operating procedures, security protocols, extract processing and equipment design, cultivation and processing center management, staffing and assistance with ongoing management of Lone Mountain. As of September 30, 2014, Lone Mountain did not have any operations or operating activities. We accounted for the $50,000 cash contribution as an equity method investment on our condensed balance sheet.

On August 15, 2014, and August 31, 2014, we acquired a 15% and 33% membership interest in Om of Medicine, LLC and OM of Illinois, LLC (together the “Oms”), respectively, in return for a commitment to provide $144,000 of future services, including, but not limited to, assisting with the application to obtain licenses to operate a medical marijuana entity in Illinois and to provide  standard operating procedures, security protocols, extract processing and equipment design, cultivation and processing center management, staffing and assistance with ongoing management of the Oms. As of September 30, 2014, the Oms did not have any operations or operating activities. We accounted for this $144,000 commitment to provide services as deferred revenue in our condensed statements of operations and included this amount in equity method investments on our condensed balance sheets.

On August 15, 2014, we acquired a 50% interest in Cannibinoid Research & Development Company Limited (“CRD”), a Jamaican company, in exchange 40,000 shares of our common stock valued at $88,000 based on the previous day’s closing price of our stock. We also committed to provide expertise on design-build, genetics, cultivation, production, processing, productizing, labeling, packaging, marketing, branding and distribution of products, as well as our intellectual property in the operations of CRD. As of September 30, 2014, CRD did not have any operations or operating activities. We accounted for this $88,000 as an equity method investment on our condensed balance sheet. As we have not yet issued the 40,000 shares, the $88,000 is classified as common stock not yet issued on our condensed balance sheets.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 8 – NOTES AND INTEREST RECEIVABLE

Notes Receivable

On August 13, 2014, in conjunction with the $1,657,500 Typenex Co-Investment, LLC (“Typenex”) convertible promissory note more fully described in Note 12 below, we received five, unsecured, $250,000 Investor Notes bearing interest at 8% per annum, totaling $1,250,000 that mature with respect to principal and interest on September 13, 2016. The Investor Notes can be prepaid at any time, without penalty, by Typenex and Typenex has certain rights to offset the amounts owed to us by amounts we owe to them in accordance with the terms of the Investor Notes. We have the right to call the Investor Notes if the share price of our common stock (as further defined in the Investor Notes terms and conditions) exceeds $6.00 per share for 20 consecutive trading days.

Our intention in entering into this arrangement with Typenex is that the Investor Notes will provide us with a mechanism to obtain additional cash funding. Upon our request and with Typenex’s consent, we can redeem individual Investor Notes for cash before meeting the price threshold of $6.00 per share for 20 consecutive days at which point we have the right to demand repayment of these Investor Notes from Typenex without requiring their consent.

During the three and nine months ended September 30, 2014, we recognized $13,150 of interest income applicable to these Investor Notes and this amount is included in notes and interest receivable on our condensed balance sheets.

NOTE 9 – FAIR VALUE MEASUREMENTS

We have adopted the guidance of ASC 820, Fair Value Measurement, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The following table provides our liabilities carried at fair value measured on a recurring basis as of September 30, 2014:

	Level 1	Level 2	Level 3	Total

Derivative liability	$—	$—	$165,488	$165,488

We did not have any liabilities carried at fair value measured on a recurring basis as of December 31, 2013.

We value our derivative instruments related to embedded conversion features from the initial borrowing of $282,500 under the Typenex convertible note payable (see Note 12 below) and accrued interest of $21,312 thereon in accordance with the Level 3 guidelines. For the nine month period ended September 30, 2014, the following table reconciles the beginning and ending balances for financial instruments that are carried at fair value measured on a recurring basis:

Derivative liability as of December 31, 2013	$—
Additions to derivative liability for convertible debt conversion feature recorded as debt discount	151,937
Additions to derivative liability for interest payable conversion feature recorded as interest expense	11,609
Loss on revaluation of derivative liability at period end	1,942
Derivative liability as of September 30, 2014	$165,488

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

The fair values of embedded conversion features issued with our convertible debt and accrued interest payable were estimated using the Black-Scholes option pricing model. The key inputs to this valuation model during the nine months ended September 30, 2014, were as follows:

Risk-free interest rate	0.43% – 0.58%
Dividend yield	—
Volatility	146% – 157%
Expected life in years	1.96 – 2.09
Exercise price	$3.00

The following tabular presentation reflects the components of derivative financial instruments on our condensed balance sheets at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Derivative Liabilities:
Embedded derivative liability in convertible debt	$153,879	$—
Embedded derivative liability in interest payable	11,609	—
Total derivative liability	$165,488	$—

NOTE 10 – DEFERRED REVENUE

Our deferred revenue consists of:

	September 30, 2014	December 31, 2013
Deferred revenue – WeedMD	$818,750	$—
Deferred revenue - Om of Medicine, LLC	45,000	—
Deferred revenue - OM of Illinois, LLC	99,000	—
Less – current portion	(444,000)	—
Total equity method investments	$518,750	$—

As described in Note 4 above, on May 30, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue and, based on discussions with WMD, we expect to deliver consulting services and use of our intellectual property to WMD on a consistent monthly basis during a three year period beginning June 1, 2014. Accordingly, we began recognizing $25,000 of deferred revenue per month totaling $75,000 during the three and nine months ending September 30, 2014. At September 30, 2014, we expect to recognize $300,000 of the $818,750 WMD deferred revenue during the next twelve months and accordingly, we have classified the $300,000 as a current liability on our condensed balance sheets.

As described in Note 7 above, on August 15, 2014 and August 31, 2014, we acquired a 15% and 33% membership interest in Om of Medicine, LLC and OM of Illinois, LLC, respectively, in return for a commitment to provide $144,000 of future services to these entities. As of September 30, 2014, the Oms did not have any operations or operating activities; however, we expect to satisfy our future service obligations during the next twelve months and accordingly, we have classified the $144,000 as a current liability in our condensed balance sheets.

NOTE 11 – NOTES PAYABLE

On July 7, 2014, we issued a $175,000, unsecured, demand promissory note bearing interest at 5% to WeedMD for cash used in our business development activities. Interest expense during the three and nine months ending September 30, 2014, was $2,067 and accrued interest payable in that amount is included in accrued expenses on our condensed balance sheets.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 12 – CONVERTIBLE NOTE PAYABLE

Our convertible note payable consists of the following:

	September 30, 2014	December 31, 2013
Convertible note payable-Typenex	$1,657,500	$—
Less – current portion	(282,500)	—
Convertible note payable-noncurrent	1,375,000	—
Less – unamortized discount	(659,082)	—
Convertible note payable-noncurrent, net	$715,918	$—

Convertible note payable-current portion	$282,500	$—
Less – unamortized discount	(235,417)	—
Convertible notes payable-current portion, net	$47,083	$—

On August 13, 2014, we entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of a 10% convertible promissory note (the “Note”) in the principal amount of $1,657,500 (the “Closing Amount”) convertible into shares of our common stock. The Note has an original issue discount (“OID”) of $150,000. Typenex retained $7,500 of the Closing Amount for due diligence and legal bills related to the transaction and paid $25,000 on our behalf to a third party for brokerage fees (together, the “Fees”). The financing closed on August 13, 2014 (the “Closing Date”).

In addition, we issued to Typenex warrants (the “Warrants”) to purchase 997,692 shares of our common stock, subject to adjustment in the event of a cashless exercise, as defined in the Warrant. Warrants for 170,044 shares were immediately exercisable with the remainder only becoming exercisable, in five tranches, if and when the Investor Notes (see Note 8 above) are paid. The Warrants are exercisable at $3.00 per share (the “Exercise Price”) for a period of three years on a cash or cashless basis. If we, at any time while the Warrants are outstanding, sell or issue our common stock or securities convertible into or exercisable for shares of our common stock, including common stock issued under the Note, at an effective price per share less than the Exercise Price, then, subject to a few exceptions set forth in the Warrant, the Exercise Price will be reduced to such lower price provided that the number of shares of common stock issuable under the Warrant may not exceed a number of shares equal to three times the number of shares of common stock issuable under the Warrants as of the Closing Date.

The Note bears interest at the rate of 10% per annum. All interest and principal must be paid twenty-five months after the date of the first borrowing under the Note (the “Maturity Date”). The outstanding balance on the Note is convertible into common stock, at Typenex’s option, at $3.00 per share (the “Optional Conversion”).

Beginning on the date that is six months after the date of the first borrowing and on the same day of each month thereafter until the Maturity Date, we must pay to Typenex the lesser of (i) $82,875, plus the sum of any accrued and unpaid interest, or (ii) the then outstanding balance under the Note. Payments of each installment amount may be made in cash or, as long as we are in compliance with certain terms and conditions set forth in the Note, by converting such installment amount into our common stock. The conversion price for each installment conversion will be the lesser of (i) the $3.00, and (ii) 70% (the “Conversion Factor”) of the average of the three lowest closing bid prices in the 20 trading days immediately preceding the applicable conversion (the “Market Price”), provided that if at any time the average of the three lowest closing bid prices in the 20 trading days immediately preceding any date of measurement is below $1.00, then in such event the then-current Conversion Factor shall be reduced to 65% for all future Conversions, subject to other reductions set forth in the Note. In the event we elect to prepay all or any portion of the Note, we are required to pay to Typenex an amount in cash equal to 125% multiplied by the sum of all principal, interest and any other amounts owing. The Note is secured by all of our assets.

On a date that is 20 trading days from each date that we deliver conversion shares to Typenex, there is a true-up date in which we will deliver additional shares if the installment conversion price on that date is less than the installment conversion price used in the applicable installment notice. These additional shares will be equal to the difference between the number of shares that would be delivered to Typenex at the time of the true-up date and the amount originally delivered.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

On August 15, 2014, we received net cash proceeds from our initial borrowing under the Note of $225,000 as follows: total initial borrowing of $282,500 less the $32,500 of Fees and OID applicable to the initial borrowing of $25,000. We expensed the Fees immediately as interest expense as the initial borrowing and all subsequent tranches were immediately convertible into our common stock by the lender.

In addition, Typenex has the option to convert all or any part of the outstanding balance of principal, interest, OID and other fees (the “Conversion Feature”) in six tranches; an initial tranche of $282,500 plus interest and other fees owed and five subsequent tranches of $275,000 plus interest and other fees owed for an aggregate total of $1,657,500 plus interest and other fees owed at a conversion price of $3.00 per share. Currently, only the $282,500 initial tranche is conversion eligible. The five subsequent $275,000 tranches become conversion eligible if and when Typenex repays to us the corresponding $250,000 Investor Note(s).

With regards to our $282,500 initial borrowing, on August 15, 2014, we recorded the $25,000 of OID plus the $118,373 fair value of the first Warrant issued, plus $139,127 of the $151,937 fair value of the initial borrowing conversion feature, or, in total, $282,500, as debt discount and recorded the excess, $12,810, as loss on origination of derivative liability in our condensed statements of operations. We are amortizing the $282,500 debt discount associated with the initial borrowing on a straight line basis, which approximates the effective interest method, over the nine month repayment term of the initial borrowing.

Nine Months Ended September 30, 2014
Debt discount - OID	$25,000
Debt discount – Warrant #1	118,373
Debt discount – conversion feature	151,937
Less: loss on origination of derivative	(12,810)
Debt discount – beginning balance	282,500
Less: amortization of debt discount	(47,083)
Unamortized debt discount – end of period	$235,417

With regards to the remaining $1,375,000 owed under the Note, we recorded the remaining $125,000 of OID plus the $576,151 fair value of the remaining Warrants issued, or, in total, $701,151, as debt discount. We are amortizing the $701,151 debt discount on a straight line basis, which approximates the effective interest method, over the twenty-five month term of the Note.

Our unamortized debt discount applicable to the noncurrent portion of the Note consists of:

Nine Months Ended September 30, 2014
Debt discount - OID	$125,000
Debt discount – Warrants #2 - #6	576,151
Debt discount – beginning balance	701,151
Less: amortization of debt discount	(42,069)
Unamortized debt discount – end of period	$659,082

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Our convertible note, net consists of:

Nine Months Ended September 30, 2014
Note	$1,657,500
Debt discount – OID	(150,000)
Debt discount – Warrants	(694,524)
Debt discount – conversion feature	(151,937)
Debt discount – conversion feature expensed as loss on origination of derivative	12,810
Convertible note, net – beginning of period	673,849
Amortization of debt discount	89,152
Convertible note, net – end of period	$763,001

During the three and nine months ended September 30, 2014, we recorded debt discount amortization and interest expense of $89,152 and $21,312, respectively, applicable to this Note.

The fair value of the conversion feature applicable to the $21,312 of accrued interest was $11,609 and this amount was recorded as interest expense and an increase to our derivative liability in our condensed financial statements.

NOTE 13 – NOTES PAYABLE, RELATED PARTIES

In December 2011, we entered into a Revolving Promissory Note (the “Revolving Note”) with Ms. Stoppenhagen, our former president and director. Under the terms of the Revolving Note, Ms. Stoppenhagen agreed to advance us, from time to time and at our request, amounts up to an aggregate of $100,000 until December 31, 2013, with all advances be paid on or before December 31, 2013, and interest accruing from the date of any advances on any principal amount withdrawn, and on unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually. As of September 30, 2014 and December 31, 2013, nothing was owed under the Revolving Note.

On September 30, 2013, we issued a Convertible Note (the "Convertible Note") for $50,000 to NYX Capital Advisors, Inc. (“NYX”), an entity owned by Ms. Stoppenhagen’s husband, in connection with $50,000 cash paid by NYX.  The Convertible Note bears no interest and was convertible at any time, at the option of the holder, into 10,000,000 shares of our common stock at $0.005 per share.  The Convertible Note was converted into our common shares on February 24, 2014.

NOTE 14 – STOCKHOLDERS’ EQUITY

Change of control

On February 27, 2014, NYX and Mr. Paul Enright, our former President, entered into a Stock Purchase Agreement, pursuant to which NYX sold to Mr. Enright an aggregate of 10,000,000 shares of our common stock, representing approximately 87% of our issued and outstanding shares as of that date.

Stock split

On March 21, 2014, we effected a four-for-one stock split of our common stock in the form of a stock dividend of three shares of common stock for each share of common stock outstanding to stockholders of record on March 19, 2014.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Equity offering

On March 26, 2014, we sold 600,000 units for a total amount of $900,000 to 45 accredited investors. Each Unit consisted of one share of our common stock, two A Warrants and three B Warrants. Each A Warrant entitles the holder to purchase one share of our common stock at a price of $7.50 per share during the two year period commencing April 1, 2014, and the A Warrants are callable once our common stock has traded at a price of at least $15.00 for 20 consecutive trading days.  Each B Warrant entitles the holder to purchase one share of our common stock at a price of $15.00 per share during the three year period commencing April 1, 2014, and the B Warrants are callable once our common stock has traded at a price of at least $22.00 for 20 consecutive trading days.

Change in Authorized Share Capital

Effective May 2, 2014, we increased the authorized number of our preferred shares from five million to ten million and the authorized number of our common shares from 50 million to 100 million. At the same time we also changed the par value of both our preferred and common stock from $0.001 per share to no par value per share.

Common Stock Issued For Services

On August 14, 2014, we issued 10,000 shares of common stock valued at $9,200, based on the previous trading day’s closing price as consideration for marketing services. The $9,200 is included in included in sales and marketing expense in our condensed statements of operations.

On August 15, 2014, we issued 20,000 shares of common stock valued at $24,800, based on the previous trading day’s closing price as consideration for consulting services. The $24,800 is included in included in general and administrative expense in our condensed statements of operations.

On August 25, 2014, we committed to issued 40,000 shares of common stock valued at $88,000, based on the previous trading day’s closing price as consideration for a 50% ownership interest in CRD. The $88,000 is included in included in equity method investments on our condensed balance sheets. The $88,000 of common stock is included in common stock yet to be issues on our condensed balance sheets.

On September 17, 2014, we issued 150,000 shares of common stock valued at $162,000, based on the previous trading day’s closing price as consideration for prepaid investor relations services. The $162,000 is included in prepaid expenses and other assets on our condensed balance sheets.

Warrants:

The following table summarizes our share warrants outstanding as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Warrants outstanding, beginning of period	—	—	$—
Issued	3,997,692	1.8	9.75
Exercised	—	—	—
Expired	—	—	—
Warrants outstanding, end of period	3,997,692	1.8	$9.75
Warrants exercisable, September 30, 2014	3,170,044	1.6	$11.52

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 15 –COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

On May 6, 2014, we entered into a consultancy agreement with two third party doctors that has a nine month term which can be renewed and/or extended by mutual agreement.  The agreement provides for a $50,000 payment at signing, which has been paid, and for three more $50,000 payments and the issuance of 100,000 shares of our common stock upon the achievement of certain goals as set forth in appendix II of the agreement. During the three and nine months ended September 30, 2014, we have recognized $100,000 and $150,000 of the $200,000 cash payment obligations as research and development expenses in our condensed statements of operations. At September 30, 2014, $100,000 is included in accrued expenses on our condensed balance sheet. The value of the 100,000 shares will be recognized upon achievement of the goals, currently anticipated to be during the fourth quarter of 2014.

Legal Proceedings

We were not subject to any legal proceedings during the three and nine months ended September 30, 2014, and, to the best of our knowledge, no legal proceedings are pending or threatened.

NOTE 16 –DISCONTINUED OPERATIONS

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

The following chart details our loss from discontinued operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$—	$32,278	$20,684	$91,144

Operating expenses:
Selling, general and administrative	—	30,870	63,872	56,601
Depreciation	—	6,986	—	20,299
Loss on disposal of assets	—	—	15,704	—
Total operating expenses	—	37,856	79,576	76,900

Income (loss) from discontinued operations, before income taxes	—	(5,578)	(58,892)	14,244
Provision for income taxes	—	—	—	—

Income (loss) from discontinued operations, net of income taxes	$—	$(5,578)	$(58,892)	$14,244

Our assets held for sale consist of the following and are included in assets of discontinued operations on our condensed balance sheets:

	September 30, 2014	December 31, 2013

Equipment	$—	$17,616

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NOTE 17 – SUBSEQUENT EVENTS

On October 22, 2014, we issued 50,000 shares of common stock valued at $24,000 based on the previous trading day’s closing price as consideration for prepaid investor relations services.

In accordance with ASC 855-10 we have analyzed its operations subsequent to September 30, 2014 to the date these condensed financial statements were issued, and has determined that, other that as disclosed above, we do not have any material subsequent events to disclose in these condensed financial statements.

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

In connection with this transaction:

•

Blackmon, Verzura and Ruby licensed to us all of their knowledge and know-how relating to the design and buildout of cultivation facilities, growing/cultivation systems, seed-to-sale protocols and procedures, products, a genetic catalogue including over 150 different strains, an advanced (non-psychoactive) cannabinoid (cannabidol or “CBD”) therapy program called “A.C.T. Now”, security, regulatory compliance, and any other methods and processes which relate to the cannabis industry.

•

The territory for this license is the entire world and the license runs in perpetuity.  There are no royalty payments under the License Agreement.

•

Blackmon, Verzura and Ruby were appointed to our board of directors effective April 8, 2014.

•

Blackmon was elected as our President, Ruby was elected as Chief Operating Officer and Verzura was elected as Vice President. On June 24, 2014, Blackmon was elected as our CEO.

•

A total of 41,690,000 previously outstanding shares of common stock were cancelled resulting in a total of 43,620,000 shares of common stock outstanding on March 26, 2014.

As a result of this transaction our business plan has changed.  We are beginning to create partnerships with businessmen, entrepreneurs, scientists and others, both domestically and internationally, for the purpose of developing cannabis-based products worldwide.

For example, we are starting to enter into licensing and consulting agreements with partners who desire to license our entire turnkey seed-to-sale business model in jurisdictions where it is legal to do so, and we plan to typically receive a percentage of their gross revenues as our fee.  In addition to licensing our intellectual property, we are offering consulting services on the design and buildout of cultivation facilities; we offer training and staffing services; and we will assist our partners in finding the right locations for cultivation facilities.  We provide our partners access to our genetic catalogue which includes over 15 CBD strains, over 150 THC strains and over 30 Cannabis Cup winners.

We also provide our partners access to our full range of extracted/infused medical products. Our plan includes licensing our intellectual property for whole plant activated oils, smokable concentrates, infused products, topical lotions, pills, sublingual transdermal patches and our partners will have access to future technology and products that we develop.

Our goals are to establish strong cultivation positions through our local partners in markets where it is legal and use these revenues to develop new cannabinoid-based drugs for clinical FDA approval patents.

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

Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenue and Cost of Goods Sold

Revenue and cost of goods sold were $91,113 and $2,136, respectively, during the three months ended September 30, 2014, as compared to $0 during the three months ended September 30, 2013, as we began our new business in 2014. Our revenues were comprised of our recognition of $75,000 of deferred consulting revenue and $16,113 of licensing fees. Our costs of goods sold, $2,136, consisted of materials and supplies related to proprietary processes being licensed by us.

Sales and Marketing Expenses

Sales and marketing expenses were $20,205 and $0 for the three months ended September 30, 2014 and 2013, respectively. The increase in sales and marking expenses was due to the new business we entered into after our change in control. Our sales and marketing expenses were mainly comprised of third party consulting fees during the three months ended September 30, 2014.

Research and Development Expenses

Research and development expenses (“R&D”) were $94,751 and $0 for the three months ended September 30, 2014 and 2013, respectively. The increase in R&D was due to the new business we entered into after our change in control. Our R&D expenses during the three months ended September 30, 2014, were mainly comprised of costs associated with a third party consultancy agreement.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $522,421 and $21,694 for the three months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expenses was due to the new business we entered into after our change in control.

For the three months ended September 30, 2014, our G&A consisted of $172,303 of wages and related, $105,134 of professional fees, $175,000 of business development expense and $69,984 of travel and office related expense.

Other Nonoperating Expense, net

Our other nonoperating expense totaled $158,238, net, during the three months ended September 30, 2014, as compared to $0 during the three months ended September 30, 2013. During this period, interest income of $13,154 was offset by the following: interest expense of $67,488, amortization of debt discount of $89,152, loss on origination of derivative liability of $12,810 and loss on revaluation of derivative liability of $1,942.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Revenue and Cost of Goods Sold

Revenue and cost of goods sold were $91,113 and $2,136, respectively, during the nine months ended September 30, 2014, as compared to $0 during the nine months ended September 30, 2013, as we began our new business in 2014. Our revenues were comprised of our recognition of $75,000 of deferred consulting revenue and $16,113 of licensing fees. Our costs of goods sold, $2,136, consisted of materials and supplies related to proprietary processes being licensed by us.

Sales and Marketing Expenses

Sales and marketing expenses were $94,363 and $0 for the nine months ended September 30, 2014 and 2013, respectively. The increase in sales and marking expenses was due to the new business we entered into after our change in control. Our sales and marketing expenses were mainly comprised of third party consulting fees during the nine months ended September 30, 2014.

Research and Development Expenses

Research and development expenses (“R&D”) were $170,805 and $0 for the nine months ended September 30, 2014 and 2013, respectively. The increase in R&D was due to the new business we entered into after our change in control. Our R&D expenses during the nine months ended September 30, 2014, were mainly comprised of costs associated with a third party consultancy agreement.

General and Administrative Expenses

General and administrative expenses were $946,562 and $32,471 for the nine months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expenses was due to the new business we entered into after our change in control.

For the nine months ended September 30, 2014, our general and administrative expenses consisted of $380,765 of wages and contract labor, $260,682 of professional fees, $175,000 of business development expenses and $130,115 of travel and office related expense.

Other Nonoperating Expense, net

Our other nonoperating expense totaled $158,213, net, during the nine months ended September 30, 2014, as compared to $0 during the nine months ended September 30, 2013. During this period, interest income of $13,179 was offset by the following: interest expense of $67,488, amortization of debt discount of $89,152, loss on origination of derivative liability of $12,810 and loss on revaluation of derivative liability of $1,942.

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

The following chart details our loss from discontinued operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$—	$32,278	$20,684	$91,144

Operating expenses:
Selling, general and administrative	—	30,870	63,872	56,601
Depreciation	—	6,986	—	20,299
Loss on disposal of assets	—	—	15,704	—
Total operating expenses	—	37,856	79,576	76,900

Income (loss) from discontinued operations, before income taxes	—	(5,578)	(58,892)	14,244
Provision for income taxes	—	—	—	—

Income (loss) from discontinued operations, net of income taxes	$—	$(5,578)	$(58,892)	$14,244

Liquidity and Capital Resources

Our condensed financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2014, we incurred losses of $1,339,858 and used $1,093,057 of cash in our operating activities. As of September 30, 2014, we had a working capital deficit of $306,674 and an accumulated deficit of $1,496,461.  Our ability to continue as a going concern depends on our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities when they come due. There is no assurance that these events will be satisfactorily completed.

Net cash used in operating activities for the nine months ending September 30, 2014 and 2013 was $1,093,057 and $23,060, respectively. This increase was primarily due to the expenses incurred in connection with our new business as a result of our change in control in March of 2014.

Net cash used in investing activities for the nine months ending September 30, 2014 and 2013 was $50,000 and $18,215, respectively. This increase was due to a $50,000 equity method investment completed during the current period compared to fixed asset purchases totaling $18,215 in the nine months ending September 30, 2013.

Net cash provided by (used in) financing activities for the nine months ending September 30, 2014 and 2013 was $1,300,000 and $0, respectively. The increase was due to $900,000 from the sale of our common stock, $175,000 of borrowings under our note payable and $225,000 of borrowings under our convertible note payable. During the nine months ending September 30, 2013 we both received and repaid $50,000 under our note payable related party.

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

ITEM 4.

CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014, and he has concluded that our financial controls and procedures are adequate.  Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded as of September 30, 2014, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the second quarter ending September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 1A.

RISK FACTORS.

Not applicable for smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2014, we issued a total of 30,000 shares of our common stock to two consultants for marketing and consulting services valued at a total of $34,000 based on the closing price of our common stock on the day before the issuance of the shares was approved by the Board of Directors. The issuances of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended September 30, 2014, we issued 150,000 shares of our common stock to an investor relations consultant for prepaid services valued at a total of $162,000 based on the closing price of our common stock on the day before the issuance of the shares was approved by the Board of Directors. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

UNITED CANNABIS CORPORATION

Date: November 19, 2014	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer and Principal Financial Officer