Form 10-K
period 2014-12-31
United Cannabis Corp
filed 2015-04-15
CIK 1436161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-54582

United Cannabis Corporation

(Exact name of registrant as specified in its charter)

Colorado	46-5221947
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1600 Broadway, Suite 1600, Denver, Colorado 80202

(Address of principal executive offices)(Zip code)

(303) 386-7104

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act - None

Securities registered pursuant to Section 12(g) of the Act - Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

As of June 30, 2014, based on the last reported closing price of $2.43 for the Company’s common stock on the OTC Bulletin Board interdealer quotation system on that date, the aggregate market value of the approximately 3,620,000 shares held by non-affiliates was $8,796,600.

The number of shares outstanding of the registrant’s common stock, as of April 14, 2015, is 44,711,000.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes:

None.

Table of Contents to Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

PART I

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

ITEM 1.

BUSINESS.

Background

United Cannabis Corporation ("we", "our", "us", "UCANN", or “the Company”) a Colorado corporation, was originally formed as a California corporation under the name MySkin, Inc. on November 15, 2007. MySkin was engaged in the business of providing management services to a medical spa in Los Angeles, California which provided various advanced skin care services until March 31, 2014, when this business was sold to the prior President of the Company.

In early 2014 we decided to exit the medical spa management business and change our focus to providing products, services and intellectual property to the cannabis industry.

On March 26, 2014, we entered into a License Agreement with Earnest Blackmon, Tony Verzura and Chad Ruby pursuant to which Messrs. Blackmon, Verzura and Ruby licensed certain intellectual property to us in exchange for a total of 38,690,000 shares of our common stock.

In connection with this transaction:

•

Messrs. Blackmon, Verzura and Ruby licensed to us all of their knowledge and know-how relating to the design and buildout of cultivation facilities, growing/cultivation systems, seed-to-sale protocols and procedures, products, access to a genetic catalogue including over 150 different strains, an advanced (non-psychoactive) cannabinoid sequencing therapy program utilizing patent-pending Prana Bio Nutrient Medicinals called the A.C.T. Now Program (“ACT Now” or “ACT Now Program”), security, regulatory compliance, and other methods and processes which relate to the cannabis industry.

•	The territory for this license is the entire world and the license runs in perpetuity. There are no royalty payments under the License Agreement.

•	Messrs. Blackmon, Verzura and Ruby were appointed to our board of directors effective April 7, 2014.

•	Mr. Blackmon was elected as our President, Mr. Ruby was elected as Chief Operating Officer and Mr. Verzura was elected as Vice President.

•	A total of 41,690,000 previously outstanding shares of common stock were cancelled resulting in a total of 43,620,000 shares of common stock outstanding on March 26, 2014.

UCANN was formed as a Colorado corporation on March 25, 2014, and on May 2, 2014, MySkin, Inc. merged into UCANN, a wholly-owned subsidiary of MySkin, Inc., for the purpose of changing domicile from California to Colorado and changing the corporation's name to United Cannabis Corporation.

Business Overview

We own distinct intellectual property relating to the legalized growth, production, manufacture, marketing, management, utilization and distribution of medical and recreational marijuana and marijuana infused products.  In our first year of operating in the marijuana industry we have entered into three significant agreements with partners outside of Colorado where we have agreed to provide intellectual property and consulting services and in which we have received an equity interest.  These businesses are located in Nevada, Jamaica, and Canada and the three agreements are described below.  We also have formalized strategic relationships with four other businesses in the marijuana industry and a description of these relationships is set forth below.

Our primary goal is to advance the use of phytocannabinoid therapeutics in medicine through research, product development and education. We are dedicated to improving the lives of patients. We provide the intellectual property, patent-pending technology, trusted brands, clinical data, technical training, sales tools and methodologies necessary to assist our clients businesses for success.  Our ACT Now Program utilizes our patent-pending Prana Bio Nutrient Medicinals with a HIPPAA compliant electronic health record (“EHR”) software that enables physicians to create comprehensive sequencing charts specific to their patients’ medical aliments. The ACT Now EHR software allows for global monitoring, patient management, and effective cannabinoid therapy protocols.

Medical marijuana businesses where we provide intellectual property or consulting services and in which we hold an equity interest

Lone Mountain Partners (Nevada)

On July 18, 2014, we formed a wholly-owned subsidiary, UC Nevada L.L.C. (“UC Nevada”) for the purpose of serving as a holding company to own an equity interest in a medical marijuana business in Nevada.  On August 14, 2014, Lone Mountain Partners, LLC (“Lone Mountain”) was formed for the purpose of acquiring the necessary licenses for, and to own and operate medical marijuana cultivation, production and /or dispensary businesses in North Las Vegas, Nevada and other jurisdictions in Nevada, as determined in the future.  We own a 25% interest in Lone Mountain through our subsidiary UC Nevada.

On November 3, 2014, Lone Mountain was awarded a provisional certificate for a medical marijuana production establishment and a medical marijuana cultivation establishment in North Las Vegas by the State of Nevada Division of Public and Behavioral Health.  Final approval of these certificates will occur once Lone Mountain has completed several steps including providing a business license and certificate of occupancy or a special use permit from the City of North Las Vegas, providing documentation regarding successful inspections issued for fire, building, health and air quality and successful pre-opening inspection findings done by the Division.  Lone Mountain is in the process of preparing the plans for submission to the City of North Las Vegas to obtain a business license and a building permit. There can be no assurance that Lone Mountain will receive the final certificates from the Division.

A local real estate owner is one of the other equity owners in Lone Mountain and the owner is providing a 22 acre parcel in North Las Vegas with an existing 30,000 square foot warehouse and a 10,000 square foot office space for a 40% equity position.

CRD (Jamaica)

On August 25, 2014, we entered into an agreement with the six shareholders of a Jamaican company, Cannabinoid Research & Development Company Limited (“CRD”), to purchase 50% of their ownership interest in CRD in anticipation of the expected passage of pending legislation to decriminalize marijuana for medical purposes.  We acquired our interest in CRD in order to further our goal of advancing the use of cannabis in medical therapies through biomedical and pharmaceutical research and development efforts in Jamaica.

On February 24, 2015, Jamaica’s House of Representatives passed an amendment to Jamaica’s Dangerous Drugs Act (“Act”), decriminalizing small amounts of marijuana and instituting a licensing agency to establish and regulate a domestic medical marijuana industry.  These changes to the Act will facilitate ganja (cannabis) use for therapeutic purposes, as prescribed by a registered practitioner, or for scientific research conducted by an accredited tertiary institution or otherwise approved by the Scientific Research Council of Jamaica (“SRC”).  SRC is a public sector agency tasked with fostering scientific research and promoting its application within Jamaica.

Since the summer of 2014 we have been having discussions with the SRC, the University of the West Indies (“UWI”), which is located in Jamaica, and the other shareholders of CRD about a partnership in which we would establish a branded genetic database; conduct product analysis and preclinical studies of our Prana Bio Nutrient Medicinals product line; and collaborate with UWI and have access to its staff and facilities, including its School of Medical Sciences, Clinical Trial Centre and eight associated hospitals. We entered into a Memorandum of Understanding (“MOU”) with the SRC in September 2014 and a Letter of Intent (“LOI”) with UWI in November 2014 along those lines but the contracts have not yet been finalized.  In the MOU with SRC, UCANN and CRD agree to use SRC for all medicinal ganja product testing and for integrated research programs in collaboration with UWI, and UCANN and CRD agreed to provide the medicinal ganja live plant and dried plant products for the testing and research.  The LOI with UWI provides that the central objective of the collaboration is to develop and perform clinical testing of phyto-therapeutic and medicinal ganja plant to develop nutraceuticals and pharmaceuticals and/or other plant-based products.

The first phase of this project will consist of importing our library of genetics to utilize the plant tissue culture bank which SRC has already established for the Caribbean.  SRC is expected to have permits issued by the Ministry of Industry, Investment and Commerce which will allow these genetics to be imported to Jamaica.  SRC is expected to conduct the preclinical safety trials on our Prana products to provide formal scientific data to support the empirical evidence that our products are safe for human consumption. This data can then be used to further support the provisional patent applications we filed in October 2014 in addition to helping us prepare the protocol documentation necessary to commence clinical trials.

The second phase will be working with UWI.  UWI will be focused on cultivating our genetics in a campus greenhouse where they plan to map, study and publish genetic variations.  They are also expected to utilize the data from preclinical rodent safety trials performed at SRC to perform clinical trials on humans for specific ailments.

The third phase will include developing our cultivation and distribution channels.  This cannot begin until Jamaica finalizes their rules and regulations with regards to granting licenses to cultivate, process, and import/export medical cannabis products.

CRD intends to create a “Ganja Cooperative” which will provide local farmers with access to established Jamaican bred genetics, job training and cultivation methodologies in order to generate standardized cannabis resin products to locally create our Prana Bio Nutrient Medicinal products for global distribution.

WeedMD (Canada)

On May 28, 2014, we signed a binding letter agreement with WeedMD RX Inc. (“WeedMD”), a private Canadian corporation, regarding the establishment of a strategic partnership with respect to growing, producing and selling medical marijuana in Canada.  WeedMD is a medical marijuana company which has secured pre-license approval from Health Canada to produce and distribute 2,500 kg of medical marijuana from its 25,000 square foot facility in Aylmer, Ontario.  In the letter agreement, we granted to WeedMD a royalty free license to use all of our intellectual property including our knowledge and know-how relating to the design and buildout of cultivation facilities, our catalogue of different strains of marijuana, our ACT Now Program, our growing expertise and other methods and processes which relate to the medical cannabis industry.  WeedMD plans to use our intellectual property and our consulting services in connection with their project in Aylmer and any other projects in Canada.  They have received the security approval from Health Canada for the Aylmer project and they are moving toward obtaining a cultivation license.

In consideration for the license to use our intellectual property and our consulting services, WeedMD issued us 1,187,500 shares of its common stock which represents approximately 3.6% of their shares outstanding and WeedMD issued to us warrants to purchase 3 million shares of common stock at an exercise price of CAD $.50 per share, however, these warrants expired on December 9, 2014.

Formalized relationships with others in the medical marijuana industry

We work closely with many other individuals and businesses in the medical marijuana industry and following is a summary of some of the key relationships which have been formalized with an agreement, letter of intent or memorandum of understanding.

FoxBarry Farms

On December 28, 2014, we entered into a consulting and licensing agreement with FoxBarry Farms, LLC (“FoxBarry”) pursuant to which FoxBarry was designated as the exclusive licensee and distributor of branded medical marijuana products in the State of California.

Under the agreement we will assist FoxBarry in coordinating programs with at least three different federally recognized Native American tribes on their reservations in California.  We will provide a variety of consulting services to FoxBarry-managed operations, including cultivation, harvesting, processing and sales of medical marijuana and medical marijuana infused products and FoxBarry has pledged $30 million to establish the initial three sites.  We have also provided FoxBarry with an exclusive license to manufacture, market, distribute and sell branded marijuana, marijuana-infused products, other authorized products and services resulting from our proprietary formulations, processes, and other intellectual property throughout the State of California.  This includes branded products and services from our partnerships with DNA Genetics, Emotek and T.H.E. Melts.

FoxBarry provides a variety of economic development opportunities to its Native American business partners.  Working directly with its tribal partners, FoxBarry provides funding and management expertise in turnkey business enterprises that work within the constructs of the law and ordinances of the tribes.

On December 11, 2014, the Department of Justice announced that Native American tribes can grow or sell marijuana on their lands as long as they comply with the federal conditions laid out for states that have legalized medical marijuana and medical marijuana infused products.

FoxBarry is in the process of finalizing plans to build a 90,000 sq. ft. greenhouse facility and 20,000 sq. ft. processing laboratory in North California. FoxBarry has plans to construct two additional facilities in central and southern California with separate Native American partners.

Jason Emo and Emotek

Jason Emo, located in Denver, Colorado, has created the first Colorado state approved hydrocarbon extraction machine.  Jason Emo produces hydrocarbon extraction machines for commercial production and he has also developed premium brands of cannabis products including Live Resin, Live Resin Shatter, Live Terp Resin, and CBD-Rich Food Grade Oil.

On June 20, 2014, we entered into a Production and Placement Agreement with Emotek LLC (“Emotek”) an entity controlled by Jason Emo, in which we agreed to help Emotek find licensed and permitted facilities with access to raw cannabis materials whereby Emotek could produce and distribute their products.  We also agreed to help build Emotek’s brands and promote the use of Emotek equipment.  In return, Emotek agreed to pay us ongoing licensing and consulting fees.

DNA Genetics

DNA Holding, LLC, (dba DNA Genetics) (“DNA”) headquartered in Amsterdam, is a company that possesses the capabilities, technical knowledge and owns or controls proprietary processes for creating certain products and strains from various parts of the cannabis plant, and also owns or controls the trademark “DNA Genetics,” the brand “Reserva Pravda” and other proprietary information and intellectual property.

On October 17, 2014, we signed a Licensing and Exclusive Distribution Agreement with DNA which gives us the right to serve as the exclusive marketing agent and agent for the production and distribution of DNA products in Colorado.  We will seek to procure contracts on behalf of DNA with cannabis retail locations and/or producers and distributors for the production, distribution and sale of DNA products through their designated retail locations and/or producers and distributors in exchange for licensing and consulting fees from DNA.

T.H.E. Melts

T.H.E. Melts (“The Melts”) located in Denver, Colorado possesses the capabilities, technical knowledge and provides the proprietary process for creating the “Ice Water Extraction Techniques” products from various parts of the cannabis plant.

On June 18, 2014, we entered into a Production and Placement Agreement with The Melts appointing us on an exclusive basis to promote The Melts’ products including Full Melt Bubble Hash, Full Melt Bubble Hash Fruit Leather edibles, and Full Melt Resin Hash.  We agreed to use our best efforts to promote the sale and use of The Melts’ products through our contacts in Colorado.  We also agreed to seek retail locations for production of The Melts’ products and to help procure contracts for The Melts for the distribution and sale of their products through their designated and separately contracted retail locations and/or distributors.  In consideration for these services, The Melts agreed to pay us licensing and consulting fees.

ACT Now Program

One of our primary goals is to advance the use of cannabinoids in medicine through research, product development and education.  Our intellectual property includes our ACT Now Program which is a comprehensive full spectrum cannabinoid therapy guide that utilizes the entire cannabis plant by controlling specific cannabinoid ratios, accurate dosing and multiple non-invasive delivery methods.  Our ACT Now Program offers a wide range of affordable patient driven programs with limitless combinations of cannabinoid-based products and nutritional recommendations to assist patients suffering from chronic pain, opiate dependency, inflammation, glaucoma, PTSD, neuropathy, multiple sclerosis, fibromyalgia, Crohn’s, IBS, seizures, epilepsy, paralysis, autoimmune, autism, tumors, HIV/AIDS and many types of cancer.

We own certain proprietary formulations, processes and other intellectual property which can be used to produce our Prana Bio Nutrient Medicinals in connection with our ACT Now Program.  These products, which are made with unique combinations of pharmaceutically active cannabinoids, provide a comprehensive solution designed to enable physicians and patients to design, implement and monitor effective therapy protocols.

Competition

Currently, we are primarily engaged in the business of providing consulting and advisory services and licensing our intellectual property to businesses or persons who are already in the marijuana business or who desire to enter the business.  There are a large number of other public and private companies which compete with us in this area.  These competitors include MedBox, Inc., Advanced Cannabis Solutions, Inc., Growlife, Inc., Terra Tech Corp., American Cannabis Company, Americann, Inc. and Monarch America, Inc. (formerly Cannabis Kinetics, Inc.).  We believe that our principal competitive advantages are the reputations and experience of our principals in the industry.

The recent growth in the industry, particularly in Colorado, has attracted many businesses trying to enter the market.  Some of our competitors have greater capital resources and facilities which may enable them to compete more effectively in this market.  Due to this competition, there is no assurance that we will not encounter difficulties in generating revenues.  If we are unable to successfully compete with existing companies and new entrants to the market, this will have a negative impact on our business and financial condition.

Intellectual Property

Our intellectual property includes our management’s knowledge and know-how relating to the legalized growth, production, manufacture, marketing, management, utilization and distribution of medical and recreational marijuana and marijuana infused products.  It also includes a genetic catalogue including over 150 different strains of marijuana, and an advanced (non-psychoactive) cannabinoid therapy program called “A.C.T. Now.”

We have also filed for two provisional patents related to the unique combinations of pharmaceutically active cannabinoids used to treat disorders of the nervous system, immune system and cancer with the U.S. Patent and Trademark office.

Employees

As of December 31, 2014, we had a total of five employees. There is no union representation of our employees, and we have never experienced an involuntary work stoppage. We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good.

Effect of Environmental Laws

We are subject to federal, state, and local environmental laws and regulations, as well as the environmental laws and regulations of the foreign federal and local jurisdictions in which we have operations. We believe we are in material compliance with all such laws and regulations.

Compliance with federal, state, and local laws and regulations has not had, and is not expected to have, an adverse effect on our capital expenditures, competitive position, financial condition, or results of operations.

Website Access

Our website address is www.unitedcannabis.us. We make available, free of charge on our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing such reports with, or furnishing them to, the Securities and Exchange Commission (“SEC”). Such reports are also available at www.sec.gov. Information contained on our website is not incorporated by reference in, or otherwise part of, this Annual Report on Form 10-K or any of our other filings with the SEC.

ITEM 1A.

RISK FACTORS.

As a smaller reporting company we are not required to provide the information required by this Item 1A.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

PROPERTIES.

In May 2014 we entered into a month-to-month office lease agreement at 1600 Broadway, Suite 1600, Denver, Colorado 80202 with a lease payment of $269 per month. Our phone number is (303) 386-7104. We believe that this space will be sufficient for our initial needs, although as funding and revenues become available, and our operations grow, we anticipate finding other office space as needed.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Markets Group, Inc.’s OTCQB tier under the symbol “CNAB.” The following is a summary of the high and low closing bid prices of our common stock for the periods indicated, as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High		Low
Year ended December 31, 2013
First Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Fourth Quarter		$0.69		$0.28

Year ended December 31, 2014
First Quarter		$10.00		$0.05
Second Quarter		$11.45		$0.75
Third Quarter		$4.25		$0.85
Fourth Quarter		$1.06		$0.36

Year ended December 31, 2015
First Quarter		$2.00		$0.56

The share prices above reflect our four-for-one stock split effective March 21, 2014.

On March 31, 2015, the closing bid price on the OTC Markets Group, Inc.’s OTCQB tier for our common stock was $0.60.

Stockholders

As of March 31, 2015, we had approximately 64 shareholders of record and 44,711,000 shares of common stock outstanding.

Dividends

We have not declared or paid any cash dividends on our capital stock in our history as a public company. We currently intend to retain all future earnings to finance our business and do not anticipate paying cash or other dividends on our common stock in the foreseeable future.

Transfer Agent

Our transfer agent is Issuer Direct Corporation located at 500 Perimeter Park Drive, Morrisville, NC 27560 Tel: 919-481-4000.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Equity Securities

During the three months ended December 31, 2014, we issued a total of 220,000 shares of our common stock to six consultants and one consulting firm for consulting services and product distribution license fees valued at a total of $109,100 based on the closing price of our common stock on the day before the issuance of the shares was approved by our board of directors.

In connection with the above stock sales, we did not pay any underwriting discounts or commissions. None of the sales of securities described or referred to above was registered under the Securities Act of 1933, as amended (the “Securities Act”). We had or one of our affiliates had a prior business relationship with each of the purchasers, and no general solicitation or advertising was used in connection with the sales. In making the sales without registration under the Securities Act, we relied upon the exemption from registration contained in Section 4(2) of the Securities Act.

ITEM 6.

SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements set forth below under this caption constitute forward-looking statements. See “Forward-Looking Statements” preceding Item 1 of this Annual Report on Form 10-K for additional factors relating to such statements.

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Report.

Overview

United Cannabis Corporation ("we", "our", "us", "UCANN", or “the Company”) a Colorado corporation, was originally formed as a California corporation under the name MySkin, Inc. on November 15, 2007. MySkin was engaged in the business of providing management services to a medical spa in Los Angeles, California which provided various advanced skin care services until March 31, 2014, when this business was sold to the prior President of the Company.

In early 2014 we decided to exit the medical spa management business and change our focus to providing products, services and intellectual property to the cannabis industry.

UCANN was formed as a Colorado corporation on March 25, 2014, and on May 2, 2014, MySkin, Inc. merged into UCANN, a wholly-owned subsidiary of MySkin, Inc., for the purpose of changing domicile from California to Colorado and changing the corporation's name to United Cannabis Corporation.

We own distinct intellectual property relating to the legalized growth, production, manufacture, marketing, management, utilization and distribution of medical and recreational marijuana and marijuana infused products.  In our first year of operating in the marijuana industry we have entered into three significant agreements with partners outside of Colorado where we have agreed to provide intellectual property and consulting services and in which we have received an equity interest.  These businesses are located in Nevada, Jamaica and Canada.  We also have formalized strategic relationships with four other businesses located in Colorado and California in the marijuana industry and we provide consulting services, product placement services and licenses to our intellectual property in exchange for consulting and licensing fees.

Our primary goal is to advance the use of cannabinoids in medicine through research, product development and education.  We are dedicated to improving the lives of patients through the creation of products using only the highest quality genetics, purest extractions and most effective protocols possible.  Our ACT Now Program and patent-pending Prana Bio Nutrient Medicinals provide a comprehensive solution, designed to enable physicians and patients to design, implement and monitor effective cannabinoid therapy protocols.

Results of Operations

The Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues and Cost of Revenues

Revenues and cost of revenues were $186,557 and $7,031, respectively, during the year ended December 31, 2014, as compared to $0 during the year ended December 31, 2013, as we began our new business in 2014. Our revenues were comprised of our recognition of $150,000 of deferred consulting revenues relating to our investment in WeedMD’s non-marketable equity securities and $36,557 of licensing fees, product sales, other consulting fees and reimbursable expenses.

Our costs of revenues, $7,031, consisted of  $1,000 of share-based compensation expense and costs totaling $6,031 for materials and supplies related to our products, direct costs associated with our license fees, and costs and reimbursable expenses associated with other consulting revenue and reimbursable expenses revenue.

Sales and Marketing Expenses

Sales and marketing expenses were $101,962 and $0 for the years ended December 31, 2014 and 2013, respectively. The increase in sales and marking expenses was due to the new business we entered into after our change in control. Our sales and marketing expenses were mainly comprised of third party consulting fees during the year ended December 31, 2014, and also include $9,200 of non-cash share-based compensation expense related to one service provider.

Research and Development Expenses

Research and development expenses (“R&D”) were $182,606 and $0 for the years ended December 31, 2014 and 2013, respectively. The increase in R&D was due to the new business we entered into after our change in control. Our R&D expenses during the year ended December 31, 2014, were mainly comprised of costs associated with a third party consultancy agreement.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $1,709,040 and $33,661 for the years ended December 31, 2014 and 2013, respectively. The increase in general and administrative expenses was due to the new business we entered into after our change in control.

For the year ended December 31, 2014, our G&A consisted of $556,253 of wages and related expenses, $323,247 of professional fees, $175,000 of business development expense, $541,485 of non-cash share-based compensation expense and $113,055 of travel and office related expense.

During the year ended December 31, 2014, we incurred wages and related expenses applicable to our executive team beginning in March 2014 and the addition of two employees during the year.  Professional fees were mainly comprised of $183,099 of legal fees during the year ended December 31, 2014, and also included fees for audit, accounting, investor relations, lobbying, investment banking and other consultants. During the year ended December 31, 2014, $123,821 of our share-based compensation expense related to shares issued to six service providers for investor relation, public relation, accounting, information technology and other services. In addition, we recorded $417,664 of share-based compensation expense applicable to 600,000 stock options granted to three executives on January 9, 2015, for services provided in 2014. We expect our G&A expenses to increase as our business expands in future periods.

Other Nonoperating Expense, net

Our other nonoperating expense, net totaled $595,390, net, during the year ended December 31, 2014, as compared to $0 during the year ended December 31, 2013. During this period, interest income of $37,837 and gain on revaluation of derivative liability of $6,099 was offset by the following: our $300,000 loss on non-marketable equity securities related to the expiration of our WeedMD warrants, interest expense of $131,479, amortization of debt discount of $161,402, loss on origination of derivative liability of $12,810 and loss on extinguishment of our debt to Typenex totaling $33,635.

Discontinued Operations

On March 31, 2014, we sold all right, title and interest in the tangible and intangible assets, trademarks, customer lists, intellectual property and rights, which we owned and were related to our advanced skin care business. The assets were sold to MySkin Services, Inc. (“MTA”), a business partly owned by Ms. Stoppenhagen in exchange for a $15,000 payable we owed to Ms. Stoppenhagen and/or MTA.  In addition, MTA assumed all costs associated with these assets starting on March 31, 2014.

The following details our income (loss) from discontinued operations:

	Years Ended December 31,
	2014	2013

Revenues	$20,684	$105,662

Operating expenses:
Selling, general and administrative	63,872	57,146
Depreciation	—	18,019
Loss on disposal of assets	15,704	—
Total operating expenses	79,576	75,165

Income (loss) from discontinued operations, before income taxes	(58,892)	30,496
Provision for income taxes	—	—

Income (loss) from discontinued operations, net of income taxes	$(58,892)	$30,496

Liquidity and Capital Resources

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2014, we incurred losses of $2,468,364 and used cash of $1,189,057 in our operating activities. As at December 31, 2014, we had a working capital deficit of $1,304,209 and an accumulated deficit of $2,624,967.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Net cash used in operating activities for the years ended December 31, 2014 and 2013, was $1,189,057 and $25,816, respectively. This increase was primarily due to the expenses incurred in connection with our new business as a result of our change in control in March of 2014.

Net cash used in investing activities for the years ended December 31, 2014 and 2013, was $52,309 and $18,215, respectively. This increase was mainly due to a $50,000 equity method investment completed during the current period compared to fixed asset purchases totaling $18,215 in the year ended December 31, 2013.

Net cash provided by financing activities for the years ended December 31, 2014 and 2013, was $1,530,305 and $0, respectively. The increase was due to $900,000 from the sale of our common stock, $761,500 of borrowings under our notes payable and $225,000 of borrowings under our convertible note payable. These amounts were offset by a $356,195 cash settlement related to our convertible note payable. During the year ended December 31, 2013, we both received and repaid $50,000 under our note payable related party.

During the next 12 months, we anticipate that we will incur a minimum of $1 million of general and administrative expenses in order to execute our current business plans. We also plan to incur significant sales, marketing, research and development expenses during the next 12 months. We must obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires us to make judgments, assumptions, and estimates that affect the amounts reported. Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements describes the significant accounting policies used in the preparation of our consolidated financial statements. The accounting positions described below are significantly affected by critical accounting estimates. Such accounting positions require significant judgments, assumptions, and estimates to be used in the preparation of our consolidated financial statements, actual results could differ materially from the amounts reported based on variability in factors affecting these statements.

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

Long-Lived Assets – Our intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and other long-lived assets may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows.

Deferred Revenue - We defer revenue for which product or service has not yet been delivered or is subject to refund until such time that we and our customer jointly determine that the product or service has been delivered or no refund will be required.

Revenue Recognition - We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on our management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.

Revenue for services with a payment in form of stock, warrants or other financial assets is recognized when the services are performed. The value of revenue is measured using the Black-Scholes model for warrants.

Cost of Revenues - Our cost of revenues consists primarily of costs associated with the production and delivery of our products and services. These include expenses related to the production and labeling of our Prana medicinals products and consulting expense related to our advisory services.

Stock-Based Compensation - We periodically issue shares of our common stock to non-employees in non-capital raising transactions for fees and services. We account for stock issued to non-employees in accordance with ASC 505, Equity, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Recent Accounting Pronouncements

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8 of this Report.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the consolidated financial statements and accompanying notes included with this Report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On September July 22, 2014,  the board of directors dismissed Anton & Chia, LLP (“Anton”) as our independent registered public accounting firm and we appointed Cutler & Co., LLC (“Cutler”) as our new independent registered public accounting firm.

There were no disagreements with either Anton or Cutler in respect of accounting and financial disclosure.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of December 31, 2014, because of the identification of a material weakness in our internal control over financial reporting which is described below. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in their Internal Control-Integrated Framework. Based on this evaluation, our management concluded that that our internal control over financial reporting was not effective as of December 31, 2014.

Our CEO concluded we have a material weakness due to: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full time staff. We believe that this is typical in many start-up companies. We may not be able to fully remediate our material weaknesses until we increase our operations at which time we would expect to hire more staff and consider increasing the number of directors on our board. We will continue to monitor and assess the costs and benefits of additional staffing. We have increased services and related staffing through our business and financial consulting contractor to remedy existing internal control and disclosure control deficiencies.

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2015.

Notwithstanding the identified material weaknesses, our management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls and Procedures

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are listed below. Directors are generally elected at our annual shareholders’ meeting and hold office until the next annual shareholders’ meeting, or until their successors are elected and qualified.  Our executive officers are elected by our directors and serve at the board’s discretion.

Name	Age	Positions
Earnest Blackmon	43	CEO, President, principal financial officer and director
Chad Ruby	39	Chief Operating Officer, Secretary, Treasurer and director
Tony Verzura	37	Vice President and director

The following is a brief summary of the background of each officer and director including their principal occupation during the five preceding years. Neither of these persons is a financial expert as that term is defined by the SEC. All directors will serve until their successors are elected and qualified or until they are removed.

Earnest Blackmon, age 43, has been involved in commercial horticulture and landscaping for the last 10 years.  He has served as the master grower and Chief Technical Officer/Member of RiverRock LLC a company engaged in growing and selling medical and recreational marijuana in Denver, Colorado, from November of 2009 to the present. He served as the Chief Operating Officer/Owner of Sweet Lawn and Landscaping in Tampa, Florida from January of 2004 to June of 2008 and from July 2008 until October 2009 he consulted with several collectives in California on their cultivation methods.  Mr. Blackmon attended John’s Hopkins University from 1991 to 1992.  We believe that his 20 years of experience in the commercial horticulture industry and more specifically in growing marijuana and his 5 years in the marijuana industry enable him to make valuable contributions to our board of directors.

Chad Ruby, age 39, has been a portfolio manager, real estate broker and appraiser for the last 10 years.  He started with Hudson Appraisals, Inc. in 2002 and became a partner and Chief Operating Officer in February of 2005, and he resigned as Chief Operating Officer in June of 2008.  Mr. Ruby was employed by NRT REO Experts, LLC, Orlando, Florida, as a portfolio manager from June of 2008 until April 2014.  During 2013 and 2014 he has also been consulting part-time for RiverRock LLC, a company engaged in growing and selling medical and recreational marijuana in Denver, Colorado.  Mr. Ruby graduated from the University of Central Florida in 2010 with a B.S. in Finance.  We believe that Mr. Ruby’s 10 years of real estate and business experience combined with his college degree in finance and his consulting experience with RiverRock LLC qualify him to serve as a member of our board of directors.

Tony Verzura, age 37, has been in construction and managing patient care facilities for the last 10 years.  He has served as the patient care facilitator and Chief Operating Officer for RiverRock LLC, a company engaged in growing and selling medical and recreational marijuana in Denver, Colorado, from November of 2009 to the present. He worked as an independent contractor from January of 2004 to June of 2009.  Mr. Verzura attended Florida International University from 1999 to 2003.  We believe that Mr. Verzura’s 5 years of experience as Chief Operating Officer of RiverRock LLC enables him to make valuable contributions to our board of directors.

None of the directors are independent directors as that term is defined in Section 803 of the NYSE MKT Company Guide.

Employment Agreements

We currently do not have any employment agreements with any of our directors or executive officers.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

To our knowledge, our directors and executive officers have not been involved in any of the following events during the past ten years:

•

Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•

Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2014, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

Stockholder Communications

Our board has determined not to adopt a formal methodology for communications from stockholders on the belief that any communication would be brought to the board’s attention by each of our executive officers.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. Our board as a whole participates in the review of financial statements and disclosure. We also do not have an audit committee financial expert.

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

As a smaller reporting company, we are required to disclose for fiscal years 2014 and 2013 the executive compensation of our “Named Executive Officers,” which consist of the following individuals: (i) any individual serving as our principal executive officer or acting in a similar capacity; (ii) our two other most highly compensated executive officers serving as executive officers at the end of the most recently completed fiscal year; and (iii) any additional individuals for whom disclosure would have been provided but for the fact the individual was not serving as an executive officer at the end of our most recently completed fiscal year.

During fiscal 2013 no compensation was accrued by or paid to any such Named Executive Officers.

The following Summary Compensation Table sets forth for fiscal 2014 and 2013, the compensation awarded to, paid to, or earned by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (6)	All other Compensation ($)	Total ($)

Ernie Blackmon	2014	97,486	139,221	38,076	274,783
CEO, President, principal financial officer and Director (1)	2013	—	—	—	—

Tony Verzura	2014	96,350	139,221	31,742	267,313
Vice President and Director (2)	2013	—	—	—	—

Chad Ruby	2014	97,877	139,221	28,954	266,052
Chief Operating Officer, Secretary, Treasurer and Director (3)	2013	—	—	—	—

Paul Enright	2014	61,950	—	35,838	97,788
Former CEO, President, CFO, Secretary, Treasurer and Director (4)	2013	—	—	—	—

Marichelle Stoppenhagen	2014	—	—	15,000	15,000
Former CEO, President, CFO, Secretary, Treasurer and Director (5)	2013	22,500	—	—	22,500

———————

(1)

Mr. Blackmon was elected as our President on March 26, 2014, he was elected as our CEO on June 24, 2014, and he has served as our principal financial officer since June 24, 2014. Mr. Blackmon was appointed as a Director effective April 7, 2014.

Mr. Blackmon’s salary for the period May 16, 2014 through December 31, 2014, was $97,486 and during fiscal 2014 he earned stock option awards with a grant date fair value of $139,221 as more fully described in footnote (6). Mr. Blackmon also received $38,076 for services that he provided as an independent contractor during the period March 1, 2014 through May 15, 2014.

(2)

Mr. Verzura was elected as our Vice President and Chief Technical Officer on March 26, 2014, and was appointed as a Director effective April 7, 2014.

Mr. Verzura’s salary for the period May 16, 2014 through December 31, 2014, was $96,350 and during fiscal 2014 he earned stock option awards with a grant date fair value of $139,221 as more fully described in footnote (6). Mr. Verzura also received $31,742 for services that he provided as an independent contractor during the period March 1, 2014 through May 15, 2014.

(3)

Mr. Ruby was elected as our Chief Operating Officer on March 26, 2014, he was elected Secretary and Treasurer on August 15, 2014, and he was appointed as a Director on April 7, 2014.

Mr. Ruby’s salary for the period May 16, 2014 through December 31, 2014, was $97,877 and during fiscal 2014 he earned stock option awards with a grant date fair value of $139,221 as more fully described in footnote (6). Mr. Ruby also received $28,954 for services that he provided as an independent contractor during the period March 1, 2014 through May 15, 2014.

(4)

Mr. Enright was elected as our CEO, President, CFO, Secretary and Treasurer and as a Director on February 27, 2014.  On March 26, 2014, Mr. Enright resigned as President. On June 24, 2014, Mr. Enright resigned as CEO and CFO and was elected as our Vice President of Development and Corporate Relations. On August 15, 2014, Mr. Enright resigned as a Director, Vice President of Development and Corporate Relations, Secretary and Treasurer and on October 31, 2014, Mr. Enright left UCANN as an employee.

Mr. Enright’s salary for the period May 16, 2014 through October 31, 2014, was $61,950 and during fiscal 2014 he also received $35,838 for services that he provided as an independent contractor during the period March 1, 2014 through May 15, 2014.

(5)

Ms. Stoppenhagen served as our CEO, President, CFO, Secretary and Treasurer until she resigned from these positions on February 27, 2014, and served as a Director until she resigned from this position effective March 10, 2014.

Ms. Stoppenhagen earned $15,000 as an independent contractor during the period January 1, 2014 through February 27, 2014, and she earned a salary of $22,500 during fiscal 2013.

(6)

On November 20, 2014, our board of directors approved our 2014 Stock Incentive Plan (the “Plan”). The Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success.

During fiscal 2014, Messrs. Blackmon, Verzura and Ruby each earned 200,000 stock options under the Plan. The options were granted on January 9, 2015, were fully vested at the time of grant and gave the option holder the right to purchase shares of our common stock at $0.70 per share during the ten year term of the option subject to shareholder approval of the Plan. As more fully described in Footnote 22 to our consolidated financial statements included in Item 8 of this Report, we recognized the grant date fair value of approximately $0.70 per share as share-based compensation expense in fiscal 2014.

Outstanding Equity Awards

We had no outstanding equity awards as of the fiscal years ended December 31, 2014 or 2013.

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of the date hereof, we have not entered into any employment agreements with any of our Named Executive Officers.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors

During the fiscal year ended December 31, 2014, we did not compensate our directors for acting as such.

Risk Assessment in Compensation Programs

Beginning in fiscal year 2014 we changed our focus to providing products and services to the cannabis industry and we began paying compensation to our new employees, including executive and non-executive officers. Due to the size and scope of our business, and the amount of compensation involved, we do not have any employee compensation policies and programs to review to determine whether our policies and programs create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table shows the beneficial ownership of our common stock as of March 31, 2015, by (i) each person whom we know beneficially owns more than 5% of the outstanding shares of our common stock; (ii) each of our executive officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, to our knowledge each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise specified, the address of each of the persons set forth below is in care of UCANN at 1600 Broadway, Suite 1600, Denver, Colorado 80202.

The percentage of class beneficially owned is based on 44,711,000 shares of common stock issued and outstanding as of March 31, 2015. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants or the conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Name	Number of Shares Beneficially Owned	Percentage of Class
Ernie Blackmon	22,628,000(1)	49.9%
Chad Ruby	1,510,000(2)	3.3%
Tony Verzura	15,152,000(3)	33.4%
All executive officers and directors as a group (three persons)	39,290,000(1) (2)(3)	86.7%

———————

(1)

Includes 200,000 shares underlying currently exercisable stock options held by Mr. Blackmon, assuming shareholder approval of the 2014 Incentive Plan.

(2)

Includes 200,000 shares underlying currently exercisable stock options held by Mr. Ruby, assuming shareholder approval of the 2014 Incentive Plan.

(3)

Includes 200,000 shares underlying currently exercisable stock options held by Mr. Verzura, assuming shareholder approval of the 2014 Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of December 31, 2014:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	4,000,000 (1)

———————

(1)

On November 20, 2014, our board of directors approved our 2014 Stock Incentive Plan as more fully described in the notes to our consolidated financial statements included in Item 8 of this Report.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Officers and Directors

Other than the transactions described below, since January 1, 2013, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
•

in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Messrs. Blackmon and Verzura have made loans to or equity investments in RiverRock LLC, a Colorado company which is licensed by the Colorado Department of Revenue to operate a dispensary, to manufacture marijuana infused products and to operate a cultivation facility.  We had sales of non-marijuana products to this entity in an amount less than $15,000 during 2014.  Messrs. Blackmon and Verzura are currently in the process of divesting those interests.  As Messrs. Blackmon and Verzura may have significant influence on management or operating polices of the customer, we have classified sales to this customer as revenues, affiliate, in our consolidated statements of operations and accounts receivable from this customer as due from related parties on our consolidated balance sheets.

In December 2011, we entered into a Revolving Promissory Note (the “Note”) with Ms. Stoppenhagen, our president at the time. Under the terms of the Note, Ms. Stoppenhagen agreed to advance us, from time to time, amounts up to an aggregate of $100,000 until December 31, 2013.  All advances were to be paid on or before December 31, 2013, and interest was to accrue from the date of any advances on any principal amount withdrawn, and on accrued and unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually. As of December 31, 2014 and 2013, there was zero owed under the note. During the year ended December 31, 2013, we borrowed and repaid $50,000 under this arrangement.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ending December 31, 2013, Anton & Chia LLP ("Anton") was our independent registered public accounting firm and remained so through July 22, 2014. On July 22, 2014, we dismissed Anton and engaged the services of Cutler & Co., LLC as our independent registered public accounting firm.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2014 and December 31, 2013.

Anton	2014	2013
Audit Fees	$16,980	$4,500
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Cutler & Co., LLC	2014	2013
Audit Fees	$3,000	$—
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit fees represent amounts invoiced for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Form 10-Q Reports.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

We do not have an audit committee to oversee the external audit process, which includes approving engagement letters, estimated fees and solely pre-approving all permitted audit and non-audit work performed by our principal accountant. Our entire board of directors oversees this process and has pre-approved all fees for audit and non-audit work performed.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A) Documents filed as part of this Annual Report on Form 10-K are as follows:

1. Financial Statements:

Reports of Cutler & Co., LLC

Consolidated Financial Statements:

Balance Sheets at December 31, 2014 and 2013

Statements of Operations for each of the two years in the period ended December 31, 2014

Statements of Stockholders’ (Deficit) Equity for each of the two years in the period ended December 31, 2014

Statements of Cash Flows for each of the two years in the period ended December 31, 2014

Notes to Consolidated Financial Statements

2. Financial Statement Schedules for each of the two years in the period ended December 31, 2014

NOTE:  All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

(B) Exhibits:

Exhibit	Description
3.1	Articles of Incorporation of Registrant (California) dated November 15, 2007. (1)
3.2	Bylaws of Registrant (California). (1)
3.3	Audit Committee Charter dated May 27, 2008. (1)
3.4	Articles of Incorporation of Registrant (Colorado) dated March 25, 2014 (filed electronically herewith).
3.5	Bylaws of Registrant (Colorado) dated March 27, 2014 (filed electronically herewith).
4.1	Secured Convertible Promissory Note dated August 13, 2014, issued to Typenex Co-Investment, LLC. (7)
4.2	Warrant #1 to Purchase Shares of Common Stock dated August 13, 2014, issued to Typenex Co-Investment, LLC. (7)
10.1	Facilities and Management Services Agreement dated March 1, 2009. (1)
10.2	Revolving Promissory Note and Security Agreement with Marichelle Stoppenhagen dated December 28, 2011. (1)
10.3	Convertible Note in favor of NYX Capital Advisors, Inc. Dated September 30, 2013. (2)
10.4	License Agreement with Earnest Blackmon, Tony Verzura and Chad Ruby dated March 26, 2014. (3)
10.5	Asset Assignment and Purchase Agreement dated March 31, 2014. (4)
10.6	Plan of Merger dated April 10, 2014. (5)
10.7	Consultancy Agreement on Products Related to Neural Stem Cells dated May 6, 2014. (6)
10.8	Securities Purchase Agreement, dated as of August 13, 2014, by and between Typenex Co-Investment, LLC and United Cannabis Corporation. (7)
10.9	Security Agreement, dated as of August 13, 2014, by and between Typenex Co-Investment, LLC and United Cannabis Corporation. (7)
10.10	Investor Note #1 dated August 13, 2014. (7)
10.11	Promissory Note, dated December 18, 2014, made by United Cannabis Corporation and payable to Sláinte Ventures, LLC. (8)
10.12	Royalty and Consulting Services Agreement between United Cannabis Corporation and FoxBarry Farms, LLC dated December 28, 2014. (9)
14.1	Code of Ethics, dated May 27, 2008. (1)
21.1	Subsidiaries of United Cannabis Corporation (filed electronically herewith).
31

Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

Attached as Exhibit 101 to this report are the following materials from United Cannabis Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

———————

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10 filed on January 17, 2012.
(2)	Incorporated by reference to the Registrant’s Form 10-Q filed on November 13, 2013.
(3)	Incorporated by reference to the Registrant’s Form 8-K dated March 26, 2014, filed March 28, 2014.
(4)	Incorporated by reference to the Registrant’s Form 8-K dated March 31, 2014, filed April 3, 2014.
(5)	Incorporated by reference to Appendix A of the Registrant’s Definitive Schedule 14C dated April 11, 2014, filed on April 11, 2014.
(6)	Incorporated by reference to the Registrant’s Form 8-K dated May 2, 2014, filed May 8, 2014.
(7)	Incorporated by reference to the Registrant’s Form 8-K dated August 13, 2014, filed August 19, 2014.
(8)	Incorporated by reference to the Registrant’s Form 8-K dated December 22, 2014, filed January 6, 2015.
(9)	Incorporated by reference to the Registrant’s Form 8-K dated December 28, 2014, filed January 7, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CANNABIS CORPORATION

Date: April 15, 2015	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Earnest Blackmon Earnest Blackmon	President, Principal Financial Officer and Director	April 15, 2015

/s/ Chadwick Ruby Chadwick Ruby	Chief Operating Officer, Secretary, Treasurer and Director	April 15, 2015

/s/ Tony Verzura Tony Verzura	Vice President, Chief Technology Officer and Director	April 15, 2015

UNITED CANNABIS CORPORATION

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

United Cannabis Corporation

Denver, Colorado

We have audited the accompanying consolidated balance sheet of United Cannabis Corporation (formerly MySkin, Inc.) and subsidiary company (collectively the “Company”) as of December 31, 2014, and the related consolidated statement of operations, changes in stockholders’ (deficit)/ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2013, were audited by other auditors whose report dated February 18, 2014, expressed an unqualified opinion on those statements. Our opinion, in so far as it relates to the year ended through December 31, 2013, is based solely on the report of the other auditors.

We conducted our audit in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Cannabis Corporation (formerly MySkin, Inc.) and subsidiary company as of December 31, 2014, and the related statement of operations and cash flows for the for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements the Company has suffered losses from operations and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wheat Ridge, Colorado

April 15, 2015

9605 West 49thAve, Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~ www.cutlercpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

MySkin, Inc.:

We have audited the accompanying balance sheets of MySkin, Inc. (the “Company”) as of December 31, 2013, and the related statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MySkin, Inc. as of December 31, 2013 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has experienced recurring operating losses and negative cash flow since inception and has financed its working capital requirements through the issuance of notes payable, common stock and advances from related parties. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

February 18, 2014

UNITED CANNABIS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$321,353	$32,414
Accounts receivable	6,245	—
Due from related parties	44,012	8,862
Prepaid expenses	177,400	—
Assets of discontinued operations	—	17,616
Total current assets	549,010	58,892

Intangible assets	18,210	—
Investments in non-marketable equity securities	593,750	—
Equity method investments	138,000	—
Total assets	$1,298,970	$58,892

LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$27,424	$—
Accrued expenses	550,795	—
Current portion of deferred revenue	500,000	—
Notes payable	775,000	—
Convertible note payable, related party	—	50,000
Total current liabilities	1,853,219	50,000

Long term liabilities:
Deferred revenue, net of current portion	443,750	—
Total liabilities	2,296,969	50,000

Stockholders' (deficit) equity:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 44,020,000 and 6,020,000 shares issued and outstanding, respectively	1,538,968	165,495
Common stock outstanding, not yet issued; 40,000 shares	88,000	—
Accumulated deficit	(2,624,967)	(156,603)
Total stockholders' (deficit) equity	(997,999)	8,892
Total liabilities and stockholders' (deficit) equity	$1,298,970	$58,892

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013
Revenues:
Revenues, non-affiliates	$171,957	$—
Revenues, affiliate	14,600	—
Total revenues	186,557	—
Cost of revenues	7,031	—
Gross profit	179,526	—

Operating expenses:		—
Sales and marketing	101,962	—
Research and development	182,606	—
General and administrative	1,709,040	33,661
Total operating expenses	1,993,608	33,661

Loss from operations	(1,814,082)	(33,661)

Other income (expense):
Interest income	37,837	—
Gain on derivative liability	6,099	—
Loss on origination of derivative liability	(12,810)	—
Interest expense	(131,479)	—
Amortization of debt discount	(161,402)	—
Loss on extinguishment of debt and repurchase of warrants	(33,635)	—
Loss on investment in non-marketable equity securities	(300,000)	—
Total other income (expense)	(595,390)	—

Loss from continuing operations	(2,409,472)	(33,661)

Net income (loss) from discontinued operations	(58,892)	30,496

Net loss	$(2,468,364)	$(3,165)

Net income (loss) per share:
Net loss per share from continuing operations:
Basic and diluted	$(0.06)	$(0.01)

Net income (loss) per share from discontinued operations:
Basic and diluted	$(0.00)*	$0.01

Net loss per common share:
Basic and diluted	$(0.06)	$(0.00)*

Basic and diluted weighted-average common shares outstanding:	38,256,438	6,020,000

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, December 31, 2012	6,020,000	$165,495	$(153,348)	$12,057
Net loss	—	—	(3,165)	(3,165)

Balance, December 31, 2013	6,020,000	165,495	(156,603)	8,892

Shares issued for conversion of debt	40,000,000	50,000	—	50,000
Shares cancelled	(41,690,000)	—	—	—
Shares issued for license agreement	38,690,000	—	—	—
Shares and warrants issued for cash	600,000	900,000	—	900,000
Warrants issued with convertible debt	—	694,525	—	694,525
Shares issued for services	400,000	305,100	—	305,100
Purchase and cancellation of warrants	—	(576,152)	—	(576,152)
Shares not yet issued for equity method investments	40,000	88,000	—	88,000
Net loss	—	—	(2,468,364)	(2,468,364)

Balance, December 31, 2014	44,060,000	$1,626,968	$(2,624,967)	$(997,999)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Operating activities:
Net loss	$(2,468,364)	$(3,165)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation - assets of discontinued operations	—	18,019
Loss on sale of assets of discontinued operations	15,704	—
Management fees and reimbursement of expenses, related parties, net, of discontinued operations	—	(3,465)
Amortization of debt discount	161,402	—
Non-cash interest expense	15,320	—
Notes payable issued for debt issuance costs	46,000	—
Loss on origination of derivative liability	12,810	—
Share-based compensation	551,685	—
Value of non-marketable equity securities recognized as revenue	(150,000)	—
Gain on revaluation of derivative liability	(6,099)	—
Loss on non-marketable equity securities	300,000	—
Loss on extinguishment of debt and repurchase of warrants	33,635	—
Changes in operating assets and liabilities:
Accounts receivable	(6,245)	—
Due from related party	(33,238)	—
Inventory	—	(3,026)
Prepaid expenses	(6,321)	—
Accounts payable and accrued expenses	144,654	(34,179)
Deferred revenue	200,000	—
Net cash provided by (used in) operating activities	(1,189,057)	(25,816)

Investing activities:
Purchase of intangible assets	(2,309)	—
Purchase of equity method investments	(50,000)	—
Purchase of equipment related to discontinued operations	—	(18,215)
Net cash provided by (used in) investing activities	(52,309)	(18,215)

Financing activities:
Net proceeds from issuance of notes payable	761,500	—
Net proceeds from issuance of convertible debt and warrants	225,000	—
Repayment of convertible debt and repurchase of warrants	(356,195)
Proceeds from convertible note payable, related party	—	50,000
Repayment of notes payable, related party	—	(50,000)
Proceeds from issuance of common shares and warrants	900,000	—
Net cash provided by (used in) financing activities	1,530,305	—

Net increase (decrease) in cash	288,939	(44,031)

Cash, beginning of period	32,414	76,445

Cash, end of period	$321,353	$32,414

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013
Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Intangible asset costs included in accounts payable	$15,901	$—
Non-marketable equity securities received as consideration for future services	$893,750	$—
Equity method investments received for commitment to issue common stock	$88,000	$—
Issuance of common stock for services	$83,600	$—
Issuance of common stock for prepaid professional fees	$221,500	$—
Issuance of note payable for debt issuance costs	$13,500	$—
Issuance of convertible note payable for debt issuance costs	$32,500	$—
Warrants issued for debt discount	$694,525	$—
Warrants cancelled	$576,152	$—
Debt conversion feature issued for debt discount	$151,937	$—
Conversion of note payable, related party, into common stock	$50,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

On March 19, 2014, we effected a four-for-one stock split of our outstanding shares of common stock. All references to shares of our common stock in our consolidated financial statements refer to the number of shares of common stock after giving effect to the stock split (unless otherwise indicated).

Background and Current Operations

United Cannabis Corporation ("we", "our", "us", "UCANN", or “the Company”) a Colorado corporation, was originally formed as a California corporation under the name MySkin, Inc. on November 15, 2007. MySkin was engaged in the business of providing management services to a medical spa in Los Angeles, California which provided various advanced skin care services until March 31, 2014, when this business was sold to the prior President of the Company.

In early 2014 we decided to exit the medical spa management business and change our focus to providing products, services and intellectual property to the cannabis industry.

On March 26, 2014, we entered into a License Agreement with Earnest Blackmon, Tony Verzura and Chad Ruby pursuant to which Messrs. Blackmon, Verzura and Ruby licensed certain intellectual property to us in exchange for a total of 38,690,000 shares of our common stock.

In connection with this transaction:

•

Messrs. Blackmon, Verzura and Ruby licensed to us all of their knowledge and know-how relating to the design and buildout of cultivation facilities, growing/cultivation systems, seed-to-sale protocols and procedures, products, a genetic catalogue including over 150 different strains, an advanced (non-psychoactive) cannabinoid therapy program called "A.C.T. Now", security, regulatory compliance, and other methods and processes which relate to the cannabis industry.

•	The territory for this license is the entire world and the license runs in perpetuity. There are no royalty payments under the License Agreement.

•	Messrs. Blackmon, Verzura and Ruby were appointed to our board of directors effective April 7, 2014.

•	Mr. Blackmon was elected as our President, Mr. Ruby was elected as Chief Operating Officer and Mr. Verzura was elected as Vice President.

•	A total of 41,690,000 previously outstanding shares of common stock were cancelled resulting in a total of 43,620,000 shares of common stock outstanding on March 26, 2014.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015, 23 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of Colorado, Washington, Oregon, Alaska and the District of Columbia approved ballot measures to legalize cannabis for adult recreational use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana. However, there is no guarantee that the current administration will not change its stated policy regarding the low-priority enforcement of federal laws, or that any future administration would not change this policy and decide to enforce the federal laws vigorously.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary UC Nevada L.L.C. All intercompany accounts and transactions have been eliminated. Our consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Use of Estimates - The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements and the reported amounts of revenues expenses during the periods presented.

We make our estimate of the ultimate outcome for these items based on historical trends and other information available when our consolidated financial statements are prepared. We recognize changes in estimates in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. We believe that our significant estimates, assumptions and judgments are reasonable, based upon information available at the time they were made. Our actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

Financial Instruments – We have adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 825, Financial Instruments, which requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of our short-term financial instruments, including accounts receivable, prepaid expenses, accounts payable, accrued expenses and deferred revenue approximates fair value due to the relatively short period to maturity for these instruments. Investments in non-marketable equity securities are carried at cost. The carrying amount of our notes payable at December 31, 2014, approximates their fair values based on our incremental borrowing rates.

Cash and Cash Equivalents - We consider investments with original maturities of 90 days or less to be cash equivalents. We do not have cash equivalents as of December 31, 2014 and 2013.

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

We determine our allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition and credit history, and current economic conditions. Based on our analysis, no allowance for doubtful accounts was necessary as of December 31, 2014 and 2013.

Inventory - Inventory is valued at the lower of cost or market. Cost is determined using standard costs, which approximates the first-in, first-out method.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment –Our property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over an estimated useful life of three to five years. Assets acquired under capital leases are depreciated over the lesser of the useful life of the asset or the lease term. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from our accounts and any resulting gain or loss is reflected in our consolidated statements of operations.

Intangible Assets – Our intangible assets, consisting of trademark, design mark and provisional patent applications are recorded at cost, and once approved, are amortized using the straight-line method over an estimated useful life of 10 to 20 years.

Investments in Non-Marketable Equity Securities – Our investments in non-marketable equity securities are carried at cost, less write-down-for-impairments, and are adjusted for impairment based on methodologies, including the valuation achieved in the most recent private placement by the investee, an assessment of the impact of general private equity market conditions, and discounted projected future cash flows. Investments in non-marketable equity securities that expire in less than 12 months, for example stock options or warrants, are classified as current assets; otherwise, we classify investments in non-marketable equity securities as other noncurrent assets.

Long-Lived Assets – Our intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and other long-lived assets may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows.

Equity Method Investments – Our investments in entities representing ownership of at least 20% but less than 50%, where we exercise significant influence, are accounted for under the equity method.

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

Revenue for services with a payment in form of stock, warrants or other financial assets is recognized when the services are performed. The value of revenue is measured using the Black-Scholes model for warrants.

Cost of Revenues - Our cost of revenues consists primarily of costs associated with the production and delivery of our products and services. These include expenses related to the production, packaging and labeling of our Prana medicinals products and consulting expense related to our advisory services.

Advertising Costs - All advertising costs are expensed as incurred.

Research and Development Expenses - Research and development (“R&D”) costs are charged to expense as incurred. Our R&D costs include, but are not limited to, consulting service fees and materials and supplies used in the development of our proprietary products and services.

Selling, General and Administrative Expenses - Selling, general and administrative expenses consist primarily of personnel-related costs, rent, corporate costs, fees for professional and consulting services, advertising costs, and other costs of administration such as marketing, human resources, finance and administrative roles.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation - We periodically issue shares of our common stock to non-employees in non-capital raising transactions for fees and services. We account for stock issued to non-employees in accordance with ASC 505, Equity, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

We account for stock option grants issued and vesting to employees based on ASC 718, Compensation – Stock Compensation, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. Accounting for stock-based compensation to employees requires the measurement and recognition of compensation expense for all share-based payment awards made to employees based on estimated fair values. We estimate the fair value of all stock option awards on the date of grant using the Black-Scholes-Merton pricing model, which is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rates and expected dividends. We also estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates.

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

We follow the provisions of ASC 740, Income Taxes. As a result of the ASC 740, we make a comprehensive review of our portfolio of tax positions in accordance with recognition standards established by ASC 740. As a result of the implementation of ASC 740, we recognized no material adjustments to liabilities or stockholders’ (deficit) equity.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in our consolidated financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits, if any, are classified as interest expense and penalties and are included in selling, general and administrative expenses in our consolidated statements of operations.

Commitments and Contingencies - Certain conditions may exist as of the date our consolidated financial statements are issued, which may result in a loss but which will only be resolved when one or more future events occur or fail to occur.  We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of the legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Net Income (Loss) Per Share - We compute net income (loss) per share in accordance with ASC 260, Earnings per Share. Under the provisions of ASC 260, basic net income (loss) per share includes no dilution and is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share takes into consideration shares of common stock outstanding (computed under basic net income (loss) per share) and potentially dilutive securities that are not anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

	Years Ended December 31,
	2014	2013
Warrants to purchase common stock	3,170,044	—

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the years ended December 31, 2014 and 2013, we did not have any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.

Segment Reporting – UCANN operates as one segment.

Concentration of Credit Risk - Financial instruments that potentially subject us to credit risk consist of cash. We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may not be insured by the FDIC.

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

Percentage of Revenue:

	Years Ended December 31,
	2014	2013
Customer A	80%	—%

Percentage of Accounts Receivable:

	Years Ended December 31,
	2014	2013
Customer B	46%	—%
Customer C	33%	—%
Customer D	21%	—%

Recently Issued Accounting Pronouncements - From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our consolidated financial statements upon adoption.

In May 2014 the FASB issued guidance on revenue from contracts with customers, which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective at the beginning of fiscal year 2018, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing reporting.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2014, we incurred losses of $2,468,364 and used cash of $1,189,057 in our operating activities. As at December 31, 2014, we had a working capital deficit of $1,304,209 and an accumulated deficit of $2,624,967.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 4 – INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES

On June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WeedMD RX Inc. (“WMD”), a private Canadian company in the cannabis industry, in exchange for future consulting services and use of our intellectual property. The shares represented a 4.29% equity investment in WMD at the time of the investment and we do not have significant influence over the investee. We recorded our investment in these non-marketable equity securities at estimated cost, based on our estimate of the fair value of the securities on the date of the transaction.

The WMD common shares were recorded at $0.50 per share based on WMD’s most recent sale of their common shares prior to the date of the transaction (CAD $0.50). The $593,750 cost assigned is classified as investment in non-marketable equity securities on our consolidated balance sheets.

The warrants entitled us to purchase WMD shares for CAD $0.50 each for a period of six months from the date the warrant was issued.

The WMD warrants were recorded at $0.10 per warrant utilizing the Black Scholes option pricing model and the following assumptions on the date of valuation:

Risk free interest rate	0.60%
Expected term (years)	0.5
Expected volatility	70%
Expected dividends	0%

On December 9, 2014, the 3,000,000 WMD warrants expired unexercised and we recorded a $300,000 loss on investment in non-marketable equity securities in our consolidated statements of operations.

NOTE 5 – PREPAID EXPENSES

Our prepaid expenses consist of:

	December 31,
	2014	2013
Prepaid investor relations services	$121,500	$—
Other prepaid services and fees	55,900	—
	$177,400	$—

NOTE 6 – EQUIPMENT

Our equipment, included in assets of discontinued operations on our consolidated balance sheets, consists of:

	December 31,
	2014	2013
Equipment	$—	$131,584
Less accumulated depreciation	—	(113,968)
	$—	$17,616

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INTANGIBLES

Our intangible assets are comprised of a provisional patent application and applications for a design mark and trademarks. Our intangible assets will be amortized on a straight-line basis over estimated useful lives of 20 years for patents and 10 years for design marks and trademarks once the applications are approved. Costs associated with applications that are not approved will be expensed in the period that the application is rejected or abandoned.

NOTE 8 – EQUITY METHOD INVESTMENTS

Our equity method investments consist of:

	December 31,
	2014	2013
Lone Mountain Partners, LLC – 25% interest	$50,000	$—
Cannabinoid Research & Development Company Limited – 50%	88,000	—
Total equity method investments	$138,000	$—

On August 14, 2014, we acquired a 25% membership interest in Lone Mountain Partners, LLC, (“Lone Mountain”) for $50,000 and a commitment to provide future services, including, but not limited to, assisting with the application to obtain licenses to operate a medical marijuana entity in Nevada and to provide  standard operating procedures, security protocols, extract processing and equipment design, cultivation and processing center management, staffing and assistance with ongoing management of Lone Mountain. As of December 31, 2014, Lone Mountain did not have any operations or operating activities. We accounted for our $50,000 cash contribution as an equity method investment on our consolidated balance sheets.

On August 15, 2014, we acquired a 50% interest in Cannabinoid Research & Development Company Limited (“CRD”), a Jamaican company, in exchange 40,000 shares of our common stock valued at $88,000 based on the previous day’s closing price of our stock. We also committed to provide expertise on design-build, genetics, cultivation, production, processing, productizing, labeling, packaging, marketing, branding and distribution of products, as well as use of our intellectual property in the operations of CRD. As of December 31, 2014, CRD did not have any operations or operating activities. We accounted for this $88,000 as an equity method investment on our consolidated balance sheets. As we have not yet issued the 40,000 shares, the $88,000 is classified as common stock not yet issued on our consolidated balance sheets.

NOTE 9 – NOTES RECEIVABLE AND INTEREST INCOME

Notes Receivable

On August 13, 2014, in conjunction with the $1,657,500 Typenex Co-Investment, LLC (“Typenex”) convertible promissory note more fully described in Note 14 below, we received five, unsecured, $250,000 Investor Notes bearing interest at 8% per annum, totaling $1,250,000 that were scheduled to mature with respect to principal and interest on September 13, 2016. On December 29, 2014, we settled the amounts owing under the convertible promissory note and the amounts owed to us under the Investor Notes as more fully described in Note 14 below.

Interest Income

During the year ended December 31, 2014, we recognized $37,807 of interest income applicable to these Investor Notes.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – ACCRUED EXPENSES

Our accrued expenses consist of:

	December 31,
	2014	2013
Accrued consulting fees	$110,000	$—
Accrued wages and related	433,963	—
Accrued interest expense	6,832	—
Total accrued expenses	$550,795	$—

NOTE 11 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY

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

We valued our derivative liability related to embedded conversion features applicable to our initial borrowing of $282,500 under the Typenex convertible note payable (see Note 14 below) and accrued interest payable of $28,473 thereon in accordance with the Level 3 guidelines. For the year ended December 31, 2014, the following table reconciles the beginning and ending balances for our financial instruments that are carried at fair value measured on a recurring basis:

Derivative liability as of December 31, 2013	$—
Additions to derivative liability for convertible debt conversion feature recorded as debt discount	151,937
Additions to derivative liability for interest payable conversion feature recorded as interest expense	15,320
Gain on revaluation of derivative liability during the year	(6,099)
Settlement of derivative liability on December 29, 2014	(161,158)
Derivative liability as of December 31, 2014	$—

The fair values of embedded conversion features issued with our convertible debt and accrued interest payable were estimated using the Black-Scholes option pricing model. The key inputs to this valuation model during the year ended December 31, 2014, were as follows:

Risk-free interest rate	0.43% – 0.72%
Dividend yield	—
Volatility	146% – 172%
Expected life in years	1.72 – 2.09
Exercise price	$3.00

We did not have any financial instruments carried at fair value measured on a recurring basis as of December 31, 2013, and all liabilities incurred and carried at fair value on a recurring basis during 2014 were settled as of December 31, 2014.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – DEFERRED REVENUE

Our deferred revenue consists of:

	December 31,
	2014	2013
Deferred revenue – WeedMD	$743,750	$—
Deferred revenue - FoxBarry	200,000
Less – current portion	(500,000)	—
Deferred revenue, net of current portion	$443,750	$—

As described in Note 4 above, on June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue and, based on discussions with WMD, we expect to deliver consulting services and use of our intellectual property to WMD on a consistent monthly basis during a three year period beginning June 1, 2014. Accordingly, we began recognizing $25,000 of deferred revenue per month totaling $150,000 during the year ended December 31, 2014. At December 31, 2014, we expect to recognize $300,000 of the remaining $743,750 WMD deferred revenue during the next twelve months and accordingly, we have classified the $300,000 as a current liability on our consolidated balance sheets.

On December 28, 2014, we entered into a royalty and consulting services agreement with FoxBarry Farms, LLC (“FoxBarry”) whereby we received a $200,000 prepaid royalty payment from FoxBarry. We will recognize deferred royalty revenue based on actual applicable sales as defined in the agreement. During the year ended December 31, 2014, we did not recognize any deferred revenue related to this agreement. We have classified the $200,000 as a current liability on our consolidated balance sheets as we expect to recognize this amount during the next twelve months.

NOTE 13 – NOTES PAYABLE

Our notes payable consist of:

	December 31,
	2014	2013
Note payable - WeedMD	$175,000	$—
Note payable – unrelated third party	600,000	—
Total notes payable	$775,000	$—

On July 7, 2014, we issued a $175,000, unsecured, demand promissory note bearing interest at 5% to WeedMD for cash used in our business development activities. Interest expense during the year ended December 31, 2014, applicable to this note was $4,267 and accrued interest payable in that amount is included in accrued expenses on our consolidated balance sheets.

On December 18, 2014, we issued a $600,000 unsecured promissory note bearing interest at 12% to an unrelated third party. The principal and accrued interest are due on the earlier of December 17, 2015, or  upon the closing of certain capital raising transactions as described in the note. The default rate of interest under the note is 18%. Debt issuance costs of $13,500 were immediately recognized as interest expense as we expect to close on a capital raising transaction in early 2015.  Interest expense during the year ended December 31, 2014, applicable to this note was $2,565 and accrued interest payable in that amount is included in accrued expenses on our consolidated balance sheets.

NOTE 14 – CONVERTIBLE NOTE PAYABLE

On August 13, 2014, we entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of a 10% convertible promissory note (the “Note”) in the principal amount of $1,657,500 (the “Closing Amount”) convertible into shares of our common stock. The Note had an original issue discount (“OID”) of $150,000. Typenex retained $7,500 of the Closing Amount for due diligence and legal bills related to the transaction and paid $25,000 on our behalf to a third party for brokerage fees (together, the “Fees”). The financing closed on August 13, 2014 (the “Closing Date”). The Note was secured by all of our assets.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Note’s interest rate was 10% per annum. All interest and principal was required to be paid twenty-five months after the date of the first borrowing under the Note (the “Maturity Date”). The outstanding balance on the Note was convertible into our common stock, at Typenex’s option, at $3.00 per share (the “Optional Conversion”).

The Note also contained repayment requirements beginning six months after the first borrowing under the Note. The repayment requirements gave us the option of making periodic repayments in cash or with shares of our common stock at a price discounted to market in accordance with the terms of the Note.

In addition, we issued to Typenex warrants (the “Warrants”) to purchase 997,692 shares of our common stock, subject to adjustment in the event of a cashless exercise, as defined in the Warrant. Warrants for 170,044 shares were immediately exercisable with the remainder only becoming exercisable, in five tranches, if and when the Investor Notes (see Note 9 above) are paid. The Warrants are exercisable at $3.00 per share (the “Exercise Price”) until August 31, 2017, on a cash or cashless basis. If we, at any time while the Warrants are outstanding, sell or issue our common stock or securities convertible into or exercisable for shares of our common stock, including common stock issued under the Note, at an effective price per share less than the Exercise Price, then, subject to a few exceptions set forth in the Warrant, the Exercise Price will be reduced to such lower price provided that the number of shares of common stock issuable under the Warrant may not exceed a number of shares equal to three times the number of shares of common stock issuable under the Warrants as of the Closing Date.

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

With regards to our $282,500 initial borrowing, on August 15, 2014, we recorded the $25,000 of OID plus the $118,373 fair value of the first Warrant issued, plus $139,127 of the $151,937 fair value of the initial borrowing conversion feature, or, in total, $282,500, as debt discount and recorded the excess, $12,810, as loss on origination of derivative liability in our consolidated statements of operations. We were amortizing the $282,500 debt discount associated with the initial borrowing on a straight line basis, which approximates the effective interest method, over the nine month repayment term of the initial borrowing.

With regards to the remaining $1,375,000 owed under the Note, we recorded the remaining $125,000 of OID as debt discount. We were amortizing the $125,000 debt discount on a straight line basis, which approximates the effective interest method, over the twenty-five month term of the Note. We also recorded the $576,152 fair value of the Warrants for the purchase of 827,648 of our shares of common stock as debt discount. Debt discount amortization relating to these warrants would be recognized on a straight line basis over the term of each future borrowing under the Note.

On December 29, 2014, we paid off the Note and accrued interest thereon and we repurchased and cancelled Warrants for the purchase of 827,648 of our shares of common stock held by Typenex. Principal and interest owed to us under the Investor Notes were offset against the principal and interest we owed to Typenex by us under the Note and we paid Typenex $381,714 in cash. We removed the assets and liabilities, including the derivative liability related to the Note and interest payable conversion features, from our consolidated balance sheets and reduced our common stock balance by the amount previously assigned to the Warrants underlying 827,648 shares of our common stock and recorded a loss on extinguishment of debt as follows:

Convertible note payable	$1,657,500
Less: unamortized discount	(822,250)
Accrued interest payable	63,326
Derivative liability	161,158
Warrants repurchased	576,152
Less: investor notes receivable	(1,250,000)
Less: accrued interest receivable	(37,807)
Less: cash paid	(381,714)
Loss on extinguishment of debt	$33,635

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2014, we recognized $161,402 of debt discount amortization and interest expense totaling $63,326 applicable to this Note.

The fair value of the conversion feature applicable to accrued interest was $15,320 and this amount was recorded as interest expense and an increase to our derivative liability in our consolidated financial statements.

NOTE 15 – NOTES PAYABLE, RELATED PARTIES

In December 2011, we entered into a Revolving Promissory Note (the “Revolving Note”) with Ms. Stoppenhagen, our former President and director. Under the terms of the Revolving Note, Ms. Stoppenhagen agreed to advance us, from time to time and at our request, amounts up to an aggregate of $100,000 until December 31, 2013, with all advances to be paid on or before December 31, 2013, and interest accruing from the date of any advances on any principal amount withdrawn, and on unpaid interest thereon, at the rate of six percent (6%) per annum, compounded annually. As of December 31, 2014 and 2013, nothing was owed under the Revolving Note.

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

NOTE 16 – STOCKHOLDERS’ (DEFICIT) EQUITY

Change of control

On February 27, 2014, NYX and Mr. Paul Enright, our former President, entered into a Stock Purchase Agreement, pursuant to which NYX sold to Mr. Enright an aggregate of 40,000,000 shares of our common stock, representing approximately 87% of our issued and outstanding shares as of that date.

On March 26, 2014, we cancelled 41,690,000 previously outstanding shares of our common stock and issued 38,690,000 shares to Messrs. Blackmon, Ruby and Verzura, representing approximately 89% of our issued and outstanding shares as of that date.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Issued For Services

On August 14, 2014, we issued 10,000 shares of common stock valued at $9,200, based on the previous trading day’s closing price, as consideration for marketing services. The $9,200 was recorded as share-based compensation expense and is included in included in sales and marketing expense in our consolidated statements of operations.

On August 15, 2014, we issued 20,000 shares of common stock valued at $24,800, based on the previous trading day’s closing price, as consideration for consulting services. The $24,800 was recorded as share-based compensation expense and is included in included in general and administrative expenses in our consolidated statements of operations.

On August 25, 2014, we committed to issued 40,000 shares of common stock valued at $88,000, based on the previous trading day’s closing price, as consideration for a 50% ownership interest in CRD. The $88,000 is included in included in equity method investments on our consolidated balance sheets. The $88,000 of common stock is included in common stock yet to be issued on our consolidated balance sheets.

On September 17, 2014, we issued 150,000 shares of common stock valued at $162,000, based on the previous trading day’s closing price, as consideration for prepaid investor relations services. The $162,000 is being amortized on a straight-line basis over the 12 month term of the investor relations service agreement. During the year ended December 31, 2014, we recorded $40,500 of amortization as share-based compensation expense and included this in general and administrative expenses in our consolidated statements of operations. The remaining $121,500 as at December 31, 2014, is included in prepaid expenses on our consolidated balance sheets.

On October 17, 2014, we issued 100,000 shares of common stock valued at $40,000, based on the previous trading day’s closing price, as consideration for prepaid product distribution fees. The $40,000 is being amortized on a straight-line basis over the ten year term of the licensing and distribution agreement. During the year ended December 31, 2014, we recorded $1,000 of amortization as share-based compensation expense and included this in cost of revenues in our consolidated statements of operations. The remaining $39,000 as at December 31, 2014, is included in prepaid expenses on our consolidated balance sheets.

On October 24, 2014, we issued 20,000 shares of common stock valued at $24,000, based on the previous trading day’s closing price, as consideration for consulting services. The $24,000 was recorded as share-based compensation expense and is included in included in general and administrative expenses in our consolidated statements of operations.

On December 1, 2014, we issued 30,000 shares of common stock valued at $19,500, based on the previous trading day’s closing price, as consideration for prepaid accounting fees. The $19,500 is being recognized as share-based compensation expense as services are rendered. During the year ended December 31, 2014, we recorded $8,921 of share-based compensation expense and included this in general and administrative expenses in our consolidated statements of operations. The remaining $10,579 as at December 31, 2014, is included in prepaid expenses on our consolidated balance sheets.

On December 30, 2014, we issued 20,000 shares of common stock valued at $13,800, based on the previous trading day’s closing price, as consideration for consulting services. The $13,800 was recorded as share-based compensation expense and is included in included in general and administrative expenses in our consolidated statements of operations.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants:

The following table summarizes our share warrants outstanding as of December 31, 2014 and 2013:

	Year Ended December 31, 2014
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Warrants outstanding, beginning of period	—	—	$—
Issued	3,997,692	—	9.75
Exercised	—	—	—
Repurchased and cancelled	(827,648)	—	3.00
Expired	—	—	—
Warrants outstanding, end of period	3,170,044	1.3	$11.52
Warrants exercisable, December 31, 2014	3,170,044	1.3	$11.52

As described in Note 14 above, on August 13, 2014, we issued Typenex warrants to purchase 997,692 of our common shares and recorded the $694,525 fair value of these warrants as an increase to common stock on our consolidated balance sheets. On December 29, 2014, we repurchased 827,648 of these warrants, cancelled them and recorded a $576,152 decrease in common stock.

The warrants were recorded at approximately $0.70 per warrant utilizing the Black Scholes option pricing model and the following assumptions on the date of valuation:

Stock price	$1.03
Exercise price	$3.00
Risk free interest rate	0.88%
Expected term (years)	3.05
Expected volatility	146%
Expected dividends	0%

2004 Equity Incentive Plan

On November 20, 2014, our board of directors approved our 2014 Stock Incentive Plan (the “Plan”). The Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success. Our board of directors currently administers the Plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the Plan should be interpreted, whether to amend or terminate the Plan and whether to delegate administration of the Plan to a committee. A maximum of 4,000,000 common shares are subject to the Plan. The Plan provides for the grant of stock options, stock awards, restricted stock units and stock appreciation rights. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The Plan will terminate on November 20, 2024, unless the administrator terminates the Plan earlier. As of December 31, 2014, 4,000,000 common shares were available for issue under the Plan.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 –COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

On May 6, 2014, we entered into a consultancy agreement with two third party consultants that has a six month term which can be renewed and/or extended by mutual agreement; currently, the renewal of the agreement is under negotiations. The agreement provides for a $50,000 payment at signing, which has been paid, and for three more $50,000 payments and the issuance of 100,000 shares of our common stock upon the achievement of certain goals as set forth in appendix II of the agreement. During the year ended December 31, 2014, we recognized $160,000 of the $200,000 cash payment obligations as research and development expenses in our consolidated statements of operations. At December 31, 2014, $110,000 is included in accrued expenses on our consolidated balance sheet. The value of the 100,000 shares will be recognized upon achievement of the goals, currently anticipated to be during 2015.

Legal Proceedings

We were not subject to any legal proceedings during the three and nine months ended December 31, 2014, and, to the best of our knowledge, no legal proceedings are pending or threatened.

NOTE 18 – INCOME TAXES

The Internal Revenue Code (“IRC”) allows net operating losses (“NOL's”) to be carried forward and applied against future profits for a period of twenty years. The change of ownership following our merger with MySkin may limit our ability to utilize these NOLs under the terms of IRC Section 381.

We did not provide any current or deferred federal income tax provision or benefit for any of the periods presented in our consolidated financial statements because we have experienced losses since our inception. When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any potential future tax benefit. We provided a full valuation allowance against our net deferred tax assets, consisting of net operating loss carry forwards, because we determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

We have not taken a tax position that, if challenged, would have a material effect on our consolidated financial statements for the years ended December 31, 2014 and 2013, as defined under ASC 740. We did not recognize any adjustment to our liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of our accumulated deficit on our consolidated balance sheets.

Our provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Years Ended December 31,
	2014	2013
Income tax provision at the federal statutory rate	39%	39%
Effect of operating losses	(39%)	(39%)
	—%	—%

Changes in our cumulative net deferred tax assets consist of the following:

	December 31,
	2014	2013
Net loss carry forward	$2,207,303	$156,603
Valuation allowance	(2,207,303)	(11,301,282)
	$—	$—

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of our income taxes computed at the statutory rate is as follows:

	Years Ended December 31,
	2014	2013
Tax at statutory rate	$799,773	$1,234
Valuation allowance	(799,773)	(1,234)
	$—	$—

NOTE 20 –RELATED PARTY TRANSACTIONS

Messrs. Blackmon and Verzura have made loans to or equity investments in one of our customers and are currently in the process of divesting those interests. As Messrs. Blackmon and Verzura may have significant influence on management or operating polices of the customer, we have classified sales to this customer as revenues, affiliate, in our consolidated statements of operations and accounts receivable from this customer as due from related parties on our consolidated balance sheets.

During the year ended December 31, 2014, we made certain payments on behalf of Lone Mountain during the organizational phase of this venture and have classified these payments as due from related parties on our consolidated balance sheets.

Amounts due from related parties consist of:

	December 31,
	2014	2013
Affiliated customer	$3,112	$—
Lone Mountain	40,900	—
Due from MTA	—	8,862
Total due from related parties	$44,012	$8,862

NOTE 21 –DISCONTINUED OPERATIONS

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

The following details our loss from discontinued operations:

	Years Ended December 31,
	2014	2013
Revenues	$20,684	$105,662

Operating expenses:
Selling, general and administrative	63,872	57,146
Depreciation	—	18,019
Loss on disposal of assets	15,704	—
Total operating expenses	79,576	75,165

Income (loss) from discontinued operations, before income taxes	(58,892)	30,496
Provision for income taxes	—	—

Income (loss) from discontinued operations, net of income taxes	$(58,892)	$30,496

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our assets held for sale consist of the following and are included in assets of discontinued operations on our consolidated balance sheets:

	December 31,
	2014	2013
Equipment	$—	$17,616

NOTE 22 – SUBSEQUENT EVENTS

On January 9, 2015, we awarded 200,000 stock options to each of Messrs. Blackmon, Verzura and Ruby under our 2014 Stock Incentive Plan. The options were fully vested at the time of grant and gave the option holder the right to purchase shares of our common stock at $0.70 per share during the ten year term of the option.

We calculated the fair value of each option to be approximately $0.70 per option utilizing the Black Scholes option pricing model and the following assumptions on the date of valuation:

Stock price	$0.70
Exercise price	$0.70
Risk free interest rate	1.98%
Expected term (years)	10.0
Expected volatility	173%
Expected dividends	0%

On February 10, 2015, we issued 621,000 shares of our common stock valued at $987,390 based on the previous day’s closing price, to Typenex in exchange for the remaining outstanding Warrant to purchase 170,044 of our common shares.

On March 2, 2015, we issued 30,000 shares of our common stock valued at $42,600 based on the previous day’s closing price, in exchange for services.

In accordance with ASC 855-10 we have analyzed its operations subsequent to December 31, 2014, to the date these consolidated financial statements were issued, and has determined that, other that as disclosed above, we do not have any material subsequent events to disclose in these consolidated financial statements.