Form 10-Q
period 2015-03-31
United Cannabis Corp
filed 2015-05-20
CIK 1436161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to__________________________

Commission File Number: 000-54582

United Cannabis Corporation

(Exact name of Registrant as specified in its charter)

Colorado	46-5221947
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

1600 Broadway, Suite 1600

Denver, Colorado 80202

 (Address of principal executive offices - Zip Code)

(303) 386-7321

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

On May 20, 2015, there were 44,897,500 shares of the issuer’s common stock were outstanding.

UNITED CANNABIS CORPORATION

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,551	$321,353
Accounts receivable	33,849	6,245
Due from related parties	40,900	44,012
Prepaid expenses	114,809	177,400
Total current assets	225,109	549,010

Intangible assets	19,994	18,210
Investments in non-marketable equity securities	593,750	593,750
Equity method investments	88,000	138,000
Total assets	$926,853	$1,298,970

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$87,045	$27,424
Accrued expenses	271,091	550,795
Current portion of deferred revenue	380,000	500,000
Notes payable	775,000	775,000
Total current liabilities	1,513,136	1,853,219

Long term liabilities:
Deferred revenue, net of current portion	518,750	443,750
Total liabilities	2,031,886	2,296,969

Stockholders' deficit:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 44,671,000 (unaudited) and 44,020,000 shares issued and outstanding, respectively	2,767,834	1,538,968
Common stock outstanding, not yet issued; 40,000 shares	88,000	88,000
Accumulated deficit	(3,960,867)	(2,624,967)
Total stockholders' deficit	(1,105,033)	(997,999)
Total liabilities and stockholders' deficit	$926,853	$1,298,970

See accompanying notes to condensed unaudited financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Revenues, non-affiliates	$84,405	$—
Revenues, affiliate	4,425	—
Total revenues	88,830	—
Cost of revenues	27,055	—
Gross profit	61,775	—

Operating expenses:
Sales and marketing	1,700	—
Research and development	329	—
General and administrative	557,133	79,478
Total operating expenses	559,162	79,478

Loss from operations	(497,387)	(79,478)

Other expenses:
Interest expense	19,911	—
Equity in net loss of unconsolidated affiliate	50,000	—
Loss on settlement of disputed terms of warrant	768,602	—
Total other expenses	838,513	—

Loss from continuing operations	(1,335,900)	(79,478)

Net loss from discontinued operations	—	(58,892)

Net loss	$(1,335,900)	$(138,370)

Basic and diluted net loss per share:
Continuing operations	$(0.03)	$(0.00)*
Discontinued operations	—	(0.00)*
Net loss per share	$(0.03)	$(0.00)*

Basic and diluted weighted-average common shares outstanding:	44,407,767	21,575,556

———————

*

Denotes loss of less than $0.01 per share.

See accompanying notes to condensed unaudited financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net loss	$(1,335,900)	$(138,370)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation - assets of discontinued operations	—	1,912
Loss on sale of assets of discontinued operations	—	15,704
Share-based compensation	214,037	—
Value of non-marketable equity securities recognized as revenue	(45,000)	—
Equity in net loss of unconsolidated affiliate	50,000	—
Loss on settlement of disputed terms of warrant	768,602	—
Changes in operating assets and liabilities:		—
Accounts receivable	(27,604)	—
Due from related party	3,112	8,862
Prepaid expenses	(3,845)	—
Accounts payable and accrued expenses	103,181	11,725
Net cash provided by (used in) operating activities	(273,417)	(100,167)

Investing activities:
Purchase of intangible assets	(12,385)	—
Net cash provided by (used in) investing activities	(12,385)	—

Financing activities:
Proceeds from stock subscriptions	—	690,500
Proceeds from issuance of common shares and warrants	—	900,000
Net cash provided by (used in) financing activities	—	1,590,500

Net increase (decrease) in cash	(285,802)	1,490,333

Cash, beginning of period	321,353	32,414

Cash, end of period	$35,551	$1,522,747

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for repurchase of warrant	$218,788	$—
Cancellation of warrant	$(218,788)	$—
Issuance of common stock in settlement of disputed terms of warrant	$768,602	$—
Issuance of common stock for services	$42,600	$—
Issuance of stock options	$417,664	$—
Conversion of note payable, related party, into common stock	$—	$50,000

See accompanying notes to condensed unaudited financial statements.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Unaudited)

NOTE 1 –BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

On March 19, 2014, we effected a four-for-one stock split of our outstanding shares of common stock. All references to shares of our common stock in our condensed consolidated financial statements refer to the number of shares of common stock after giving effect to the stock split (unless otherwise indicated).

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

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - We prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month periods ended March 31, 2015 and 2014 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2014.

Principles of Consolidation – Our condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries UC Nevada L.L.C. and UC Colorado Corporation. All intercompany accounts and transactions have been eliminated.

Use of Estimates - The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented.

We make our estimate of the ultimate outcome for these items based on historical trends and other information available when our condensed consolidated financial statements are prepared. We recognize changes in estimates in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. We believe that our significant estimates, assumptions and judgments are reasonable, based upon information available at the time they were made. Our actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

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

The carrying amounts of our short-term financial instruments, including accounts receivable, prepaid expenses, accounts payable, accrued expenses and deferred revenue approximates fair value due to the relatively short period to maturity for these instruments. Investments in non-marketable equity securities are carried at cost. The carrying amount of our notes payable at March 31, 2015, approximates their fair values based on our incremental borrowing rates.

Cash and Cash Equivalents - We consider investments with original maturities of 90 days or less to be cash equivalents. We do not have cash equivalents as of March 31, 2015 and December 31, 2014.

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

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

We determine our allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition and credit history, and current economic conditions. Based on our analysis, no allowance for doubtful accounts was necessary as of March 31, 2015 and December 31, 2014.

Inventory - Inventory is valued at the lower of cost or market. Cost is determined using standard costs, which approximates the first-in, first-out method.

Property and Equipment – Our property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over an estimated useful life of three to five years. Assets acquired under capital leases are depreciated over the lesser of the useful life of the asset or the lease term. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from our accounts and any resulting gain or loss is reflected in our condensed consolidated statements of operations.

Intangible Assets – Our intangible assets, consisting of trademarks, design mark and provisional patent applications are recorded at cost, and once approved, are amortized using the straight-line method over an estimated useful life of 10 to 20 years.

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

Advertising Costs - All advertising costs are expensed as incurred. During the three months ended March 31, 2015 and 2014, we incurred advertising costs of $1,700 and $0, respectively.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

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

We follow the provisions of ASC 740, Income Taxes. As a result of the ASC 740, we make a comprehensive review of our portfolio of tax positions in accordance with recognition standards established by ASC 740. As a result of the implementation of ASC 740, we recognized no material adjustments to liabilities or stockholders’ deficit.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in our condensed consolidated financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying condensed consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits, if any, are classified as interest expense and penalties and are included in selling, general and administrative expenses in our condensed consolidated statements of operations.

Commitments and Contingencies - Certain conditions may exist as of the date our condensed consolidated financial statements are issued, which may result in a loss but which will only be resolved when one or more future events occur or fail to occur.  We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of the legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our condensed consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Net Income Loss Per Share - We compute net loss per share in accordance with ASC 260, Earnings per Share. Under the provisions of ASC 260, basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic net loss per share) and potentially dilutive securities that are not anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

	Three Months Ended March 31,
	2015	2014
Warrants to purchase common stock	3,170,044	3,000,000
Stock options	600,000	—

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the three months ended March 31, 2015 and 2014, we did not have any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.

Segment Reporting – UCANN operates as one segment.

Concentration of Credit Risk - Financial instruments that potentially subject us to credit risk consist of cash. We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may not be insured by the FDIC.

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

Percentage of Revenue:

	Three Months Ended March 31,
	2015	2014
Customer A	51%	—%
Customer B	26%	—%
Customer C	17%	—%

Percentage of Accounts Receivable:

	March 31, 2015	December 31, 2014
Customer B	68%	—%
Customer C	30%	46%
Customer D	2%	21%
Customer E	—%	33%

Recently Issued Accounting Pronouncements - From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our condensed consolidated financial statements upon adoption.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

In May 2014 the FASB issued guidance on revenue from contracts with customers, which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective at the beginning of fiscal year 2017, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact that the adoption will have on our condensed consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing reporting.

NOTE 3 – GOING CONCERN

Our condensed consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the three months ended March 31, 2015, we incurred losses of $1,335,900 and used cash of $273,417 in our operating activities. As at March 31, 2015, we had a working capital deficit of $1,288,027 and an accumulated deficit of $3,960,867.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

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

The WMD common shares were recorded at $0.50 per share based on WMD’s most recent sale of their common shares prior to the date of the transaction (CAD $0.50). The $593,750 cost assigned is classified as investment in non-marketable equity securities on our condensed consolidated balance sheets.

The WMD warrants entitled us to purchase WMD shares for CAD $0.50 each for a period of six months from the date the warrant was issued.

The WMD warrants were recorded at $300,000, or $0.10 per warrant, utilizing the Black Scholes option pricing model and the following assumptions on the date of valuation:

Risk free interest rate	0.60%
Expected term (years)	0.5
Expected volatility	70%
Expected dividends	0%

On December 9, 2014, the 3,000,000 WMD warrants expired unexercised and we recorded a $300,000 loss on investment in non-marketable equity securities in our condensed consolidated statements of operations.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of:

	March 31, 2015	December 31, 2014
Prepaid investor relations services	$81,000	$121,500
Other prepaid services and fees	33,809	55,900
	$114,809	$177,400

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 6 – EQUITY METHOD INVESTMENTS

Our equity method investments consist of:

	March 31, 2015	December 31, 2014
Lone Mountain Partners, LLC – 25% interest	$—	$50,000
Cannabinoid Research & Development Company Limited – 50% interest	88,000	88,000
Total equity method investments	$88,000	$138,000

Lone Mountain

On August 14, 2014, we acquired a 25% membership interest in Lone Mountain Partners, LLC, (“Lone Mountain”) for $50,000 and a commitment to provide future services, including, but not limited to, assisting with the application to obtain licenses to operate a medical marijuana entity in Nevada and to provide  standard operating procedures, security protocols, extract processing and equipment design, cultivation and processing center management, staffing and assistance with ongoing management of Lone Mountain. As of December 31, 2014, Lone Mountain did not have any operations or operating activities. We accounted for our $50,000 cash contribution as an equity method investment on our condensed consolidated balance sheets.

During the three months ended March 31, 2015, Lone Mountain incurred operating losses totaling $400,721. We recognized our 25% share of these losses up to the amount of our equity method investment and included this $50,000 in equity in net loss of unconsolidated affiliate in our condensed consolidated statements of operations.

CRD

On August 15, 2014, we acquired a 50% interest in Cannabinoid Research & Development Company Limited (“CRD”), a Jamaican company, in exchange 40,000 shares of our common stock valued at $88,000 based on the previous day’s closing price of our stock. We also committed to provide expertise on design-build, genetics, cultivation, production, processing, productizing, labeling, packaging, marketing, branding and distribution of products, as well as use of our intellectual property in the operations of CRD. As of March 31, 2015, CRD did not have any operations or operating activities. We accounted for this $88,000 as an equity method investment on our condensed consolidated balance sheets. As we have not yet issued the 40,000 shares, the $88,000 is classified as common stock not yet issued on our condensed consolidated balance sheets.

NOTE 7 – ACCRUED EXPENSES

Our accrued expenses consist of:

	March 31, 2015	December 31, 2014
Accrued consulting fees	$110,000	$110,000
Accrued wages and related	134,348	433,963
Accrued interest expense	26,743	6,832
Total accrued expenses	$271,091	$550,795

The $110,000 accrued consulting fees at March 31, 2015 and December 31, 2014, represent fees owed to consultants working on a research and development project that is approximately 80% complete.

NOTE 8 – DEFERRED REVENUE

Our deferred revenue consists of:

	March 31, 2015	December 31, 2014
Deferred revenue – WeedMD	$698,750	$743,750
Deferred revenue - FoxBarry	200,000	200,000
Less – current portion	(380,000)	(500,000)
Deferred revenue, net of current portion	$518,750	$443,750

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

As described in Note 4 above, on June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three year estimate of the service period involved. Based on recent discussions with WMD, we expect to deliver the remaining consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four year period January 1, 2015 through December 31, 2018. Accordingly, we are now recognizing $15,000 of deferred revenue per month and during the three month period ending March 31, 2015, we recognized a total of $45,000 of revenue applicable to this arrangement. At March 31, 2015, we expect to recognize $180,000 of the remaining $698,750 WMD deferred revenue during the next twelve months and accordingly, we have classified the $180,000 as a current liability on our condensed consolidated balance sheets.

On December 28, 2014, we entered into a royalty and consulting services agreement with FoxBarry Farms, LLC (“FoxBarry”) whereby we received a $200,000 prepaid royalty payment from FoxBarry. We will recognize deferred royalty revenue based on actual applicable sales as defined in the agreement. During the three months ended March 31, 2015, we did not recognize any deferred revenue related to this agreement. We have classified the $200,000 as a current liability on our condensed consolidated balance sheets as we expect to recognize this amount during the next twelve months.

.

NOTE 9 – NOTES PAYABLE

Our notes payable consist of:

	March 31, 2015	December 31, 2014
Note payable - WeedMD	$175,000	$175,000
Note payable – unrelated third party	600,000	600,000
Total notes payable	$775,000	$775,000

On July 7, 2014, we issued a $175,000, unsecured demand promissory note bearing interest at 5% to WeedMD for cash used in our business development activities. Interest expense during the three months ended March 31, 2015, applicable to this note was $2,158 and accrued interest payable at March 31, 2015 and December 31, 21014, was $6,425 and 4,267, respectively.

On December 18, 2014, we issued a $600,000 unsecured promissory note bearing interest at 12% to an unrelated third party. The principal and accrued interest are due on the earlier of December 17, 2015, or  upon the closing of certain capital raising transactions as described in the note. The default rate of interest under the note is 18%. Debt issuance costs of $13,500 were immediately recognized as interest expense as, at the time, we expect to close on a capital raising transaction in early 2015.  Interest expense during the three months ended March 31, 2015, applicable to this note was $17,753 and accrued interest payable at March 31, 2015 and December 31, 2014, was $20,318 and 2,565, respectively.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Stock Options

On January 9, 2015, we awarded 200,000 stock options to each of Messrs. Blackmon, Verzura and Ruby under our 2014 Stock Incentive Plan. The options were fully vested at the time of grant and give the option holder the right to purchase shares of our common stock at $0.70 per share during the ten year term of the option.

We calculated the fair value of each option to be approximately $0.70 per option utilizing the Black Scholes option pricing model and the following assumptions on the date of valuation:

Stock price	$0.70
Exercise price	$0.70
Risk free interest rate	1.98%
Expected term (years)	10.0
Expected volatility	173%
Expected dividends	0%

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

At December 31, 2014, the fair value of these 600,000 options totaling $417,664 was included in accrued expenses on our condensed consolidated balance sheets and on January 9, 2015, the option grant date, we increased common stock and decreased accrued expenses by this amount to account for the issuance of these options on that date.

The following table summarizes our stock options outstanding as of March 31, 2015 and December 31, 2014:

	Three Months Ended March 31, 2015
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Stock options outstanding, beginning of period	—	—	$—
Issued	600,000	10.0	0.70
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding, end of period	600,000	9.8	$0.70
Stock options exercisable, March 31, 2015	600,000	9.8	$0.70

Common Stock Issued For Warrant Outstanding

On February 10, 2015, we issued 621,000 shares of our common stock valued at $987,390 based on the previous day’s closing price, to Typenex Co-Investment, LLC ("Typenex") in exchange for the return of Warrant #1 to Purchase Shares of Common Stock (the “Warrant”) that we issued to Typenex on August 13, 2014, as part of a financing arrangement.

On February 10, 2015, we calculated the fair value of the Warrant to be $218,788, or approximately $1.29 per underlying share, utilizing the Black Scholes option pricing model and the following assumptions on the date of valuation:

Stock price	$1.59
Exercise price	$3.00
Risk free interest rate	1.05%
Expected term (years)	2.6
Expected volatility	183%
Expected dividends	0%

The Warrant gave Typenex the right to purchase 170,044 shares of our common stock on the issuance date and provided for adjustments to the number of shares underlying the Warrant upon occurrence of certain events including subsequent sales of our common stock. Our repurchase of the Warrant resulted in Typenex forgoing its potential right to receive shares in excess of the original 170,044 shares underlying the Warrant on the original issuance date. On February 10, 2015, we recorded the $768,602 fair value of the common shares issued in excess of the $218,788 fair value of the Warrant reacquired as a loss on settlement of disputed terms of warrant in our condensed consolidated statements of operations and as an increase in common stock on our condensed consolidated balance sheets. On February 10, 2015, we cancelled the Warrant and recorded the $218,788 fair value as an increase to common stock.

Common Stock Issued For Services

On March 2, 2015, we issued 30,000 shares of common stock valued at $42,600, based on the previous trading day’s closing price, as consideration for consulting services from an independent contractor. The $42,600 is included in included in general and administrative expense in our condensed consolidated statements of operations.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Warrants:

The following table summarizes our share warrants outstanding as of March 31, 2015 and December 31, 2014:

	Three Months Ended March 31, 2015
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Warrants outstanding, beginning of period	3,170,044	1.3	$11.52
Issued	—	—	—
Exercised	—	—	—
Repurchased and cancelled	(170,044)	2.5	3.00
Expired	—	—	—
Warrants outstanding, end of period	3,000,000	1.0	$12.00
Warrants exercisable, March 31, 2015	3,000,000	1.0	$12.00

NOTE 12 – SHARE-BASED COMPENSATION

Share-based Compensation

We recognize share-based compensation expense in cost of revenues and general and administrative expense based on the fair value of common shares issued for services. In addition, we accrue share-based compensation expense for estimated share-based awards earned during 2015 under our 2014 Equity Incentive Plan. Share-based compensation expense for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Share-based compensation expense – shares issued for services	$42,600	$—
Share-based compensation expense – amortization of shares issued for prepaid services	66,437	—
Share-based compensation expense – accrual of estimated share-based awards	105,000	—
	$214,037	$—

NOTE 13 –COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

On May 6, 2014, we entered into a consultancy agreement with two third party consultants that has a six month term which can be renewed and/or extended by mutual agreement; currently, the renewal of the agreement is under negotiations. The agreement provides for a $50,000 payment at signing, which has been paid, and for three more $50,000 payments and the issuance of 100,000 shares of our common stock upon the achievement of certain goals as set forth in appendix II of the agreement. During the three months ended March 31, 2015, we did not recognize any expense applicable to this agreement. At March 31, 2015 and December 31, 2014, $110,000 is included in accrued expenses on our condensed consolidated balance sheets. The value of the 100,000 shares will be recognized upon achievement of the goals, currently anticipated to be during 2015.

Legal Proceedings

We were not subject to any legal proceedings during the three months ended March 31, 2015, and, to the best of our knowledge, no legal proceedings are pending or threatened.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 14 –RELATED PARTY TRANSACTIONS

Affiliate Customer

Messrs. Blackmon and Verzura have made loans to or equity investments in one of our customers and are currently in the process of divesting those interests. As Messrs. Blackmon and Verzura may have significant influence on management or operating polices of the customer, we have classified sales to this customer as revenues, affiliate, in our condensed consolidated statements of operations and accounts receivable from this customer as due from related parties on our condensed consolidated balance sheets.

Lone Mountain

During the year ended December 31, 2014, we made certain payments on behalf of Lone Mountain during the organizational phase of this venture and have classified these payments as due from related parties on our condensed consolidated balance sheets.

Amounts due from related parties consist of:

	March 31, 2015	December 31, 2014
Affiliated customer	$—	$3,112
Lone Mountain	40,900	40,900
Total due from related parties	$40,900	$44,012

NOTE 15 –DISCONTINUED OPERATIONS

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

The following details our loss from discontinued operations:

	Three Months Ended March 31,
	2015	2014
Revenues	$—	$20,684

Operating expenses:
Selling, general and administrative	—	63,872
Depreciation	—	—
Loss on disposal of assets	—	15,704
Total operating expenses	—	79,576

Income (loss) from discontinued operations, before income taxes	—	(58,892)
Provision for income taxes	—	—

Income (loss) from discontinued operations, net of income taxes	$—	$(58,892)

NOTE 16 – SUBSEQUENT EVENTS

On April 23, 2015, we issued 186,500 shares of common stock valued at $147,335 based on the previous trading day’s closing price as consideration for prepaid investor relations services and prepaid accounting fees.

In accordance with ASC 855-10 we have analyzed our operations subsequent to March 31, 2015, to the date these condensed consolidated financial statements were issued, and has determined that, other that as disclosed above, we do not have any material subsequent events to disclose in these condensed financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with the condensed financial statements, the related notes to the condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Revenue and Cost of Goods Sold

Revenue and cost of goods sold were $88,830 and $27,055, respectively, during the three months ended March 31, 2015, as compared to $0 during the three months ended March 31, 2014, as we began our new business after the first quarter of 2014. Our revenues were comprised of our recognition of $45,000 of deferred consulting revenue, $22,175 of other consulting revenue and $21,654 of licensing fees, product revenue and reimbursement of consulting travel costs. Our costs of goods sold, $27,055, consisted of $20,819 of consulting expense, $713 of reimbursable consulting travel costs, $4,522 of direct costs related to products sold and $1,000 of costs related to proprietary processes being licensed by us.

Sales and Marketing Expenses

Sales and marketing expenses were $1,700 and $0 for the three months ended March 31, 2015 and 2014, respectively. The increase in sales and marking expenses was due to the new business we entered into after our change in control. Our sales and marketing expenses were mainly comprised of third party consulting fees during the three months ended March 31, 2015.

Research and Development Expenses

Research and development expenses (“R&D”) were $329 and $0 for the three months ended March 31, 2015 and 2014, respectively. The increase in R&D was due to the new business we entered into after our change in control. Our R&D expenses during the three months ended March 31, 2015, were mainly comprised of R&D materials and supplies.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $557,133 and $79,478 for the three months ended March 31, 2015 and 2014, respectively. The increase in general and administrative expenses was due to the new business we entered into after our change in control.

For the three months ended March 31, 2015, our G&A consisted of $279,536 of wages and related payroll expenses (including, $105,000 of accrued share-based compensation expense), $253,270 of professional fees (including $108,037 of share-based compensation expense), and $24,051 of travel and office related expense.

Other Nonoperating Expense

Our other nonoperating expense totaled $838,513, net, during the three months ended March 31, 2015, as compared to $0 during the three months ended March 31, 2014. During this period we incurred interest expense of $19,911, equity in net loss of an unconsolidated affiliate of $50,000 and a loss on settlement of disputed terms of warrant of $768,602 as described in footnote 9 to our condensed consolidated financial statements included in this report.

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

The following chart details our loss from discontinued operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenues	$—	$20,684

Operating expenses:
Selling, general and administrative	—	63,872
Depreciation	—	—
Loss on disposal of assets	—	15,704
Total operating expenses	—	79,576

Income (loss) from discontinued operations, before income taxes	—	(58,892)
Provision for income taxes	—	—

Income (loss) from discontinued operations, net of income taxes	$—	$(58,892)

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the three months ended March 31, 2015, we incurred losses of $1,335,900 and used $273,417 of cash in our operating activities. As of March 31, 2015, we had a working capital deficit of $1,288,027 and an accumulated deficit of $3,960,867.  Our ability to continue as a going concern depends on our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities when they come due. There is no assurance that these events will be satisfactorily completed.

Net cash used in operating activities for the three months ending March 31, 2015 and 2014 was $273,417 and $100,167, respectively. This increase was primarily due to the expenses incurred in connection with our new business as a result of our change in control in March of 2014.

Net cash used in investing activities for the three months ending March 31, 2015 and 2014 was $12,385 and $0, respectively. This increase was due to $12,835 of payments applicable to our trademarks and provisional patents during the current period compared to no investing activities during the three months ended March 31, 2014.

Net cash provided by financing activities for the three months ending March 31, 2015 and 2014 was $0 and $1,590,000, respectively. The decrease was due to $900,000 from the sale of our common stock and warrants and $690,500 received for stock subscriptions during the three months ended March 31, 2014, compared to no cash financing activities during the current period.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the condensed consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified in Note 2 - "Summary of Significant Accounting Policies" to the condensed consolidated financial statements contained in this Quarterly Report certain critical accounting policies that affect the more significant judgments and estimates used in the preparation of our condensed financial statements.

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

ITEM 4.

CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, and he has concluded that our financial controls and procedures are adequate.  Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded as of March 31, 2015, that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the second quarter ending March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 1A.

RISK FACTORS.

Not applicable for smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2015, we issued 621,000 shares of our common stock to a third party valued at a total of $987,390 based on the closing price of our common stock on the day before the issuance of the shares was approved by the Board of Directors. The shares were issued in settlement of a dispute over the terms of an outstanding warrant. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

During the three months ended March 31, 2015, we issued a total of 30,000 shares of our common stock to one consultant for consulting services valued at a total of $42,600 based on the closing price of our common stock on the day before the issuance of the shares was approved by the Board of Directors. The issuances of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

UNITED CANNABIS CORPORATION

Date: May 20, 2015	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer and Principal Financial Officer