Form 10-Q
period 2015-06-30
United Cannabis Corp
filed 2015-08-14
CIK 1436161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

1600 Broadway, Suite 1600

Denver, Colorado 80202

 (Address of principal executive offices)

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

On August 13, 2015, there were 44,897,500 shares of the issuer’s common stock outstanding.

UNITED CANNABIS CORPORATION

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,168	$321,353
Accounts receivable, net	7,697	6,245
Due from related parties	5,000	44,012
Prepaid expenses	134,500	177,400
Total current assets	166,365	549,010

Intangible assets	19,994	18,210
Investments in non-marketable equity securities	593,750	593,750
Equity method investments	88,000	138,000
Total assets	$868,109	$1,298,970

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$127,483	$27,424
Accrued expenses	390,526	550,795
Current portion of deferred revenue	380,000	500,000
Notes payable	775,000	775,000
Total current liabilities	1,673,009	1,853,219

Long term liabilities:
Deferred revenue, net of current portion	473,750	443,750
Total liabilities	2,146,759	2,296,969

Stockholders' deficit:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 44,857,500 (unaudited) and 44,020,000 shares issued and outstanding, respectively	2,915,168	1,538,968
Common stock outstanding, not yet issued; 40,000 shares	88,000	88,000
Accumulated deficit	(4,281,818)	(2,624,967)
Total stockholders' deficit	(1,278,650)	(997,999)
Total liabilities and stockholders' deficit	$868,109	$1,298,970

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Revenues, non-affiliates	$313,360	$—	$397,765	$—
Revenues, affiliate	—	—	4,425	—
Total revenues	313,360	—	402,190	—
Cost of revenues	(79,963)	—	(107,018)	—
Gross profit	233,397	—	295,172	—

Operating expenses:
Sales and marketing	—	68,158	1,700	74,158
Research and development	—	66,053	329	76,053
General and administrative	493,316	360,664	1,050,449	424,142
Total operating expenses	493,316	494,875	1,052,478	574,353

Loss from operations	(259,919)	(494,875)	(757,306)	(574,353)

Other (income) expense:
Interest (income)	—	(25)	—	(25)
Interest expense	20,132	—	40,043	—
Equity in net loss of unconsolidated affiliate	40,900	—	90,900	—
Loss on settlement of disputed terms of warrant	—	—	768,602	—
Total other (income) expense	61,032	(25)	899,545	(25)

Loss from continuing operations	(320,951)	(494,850)	(1,656,851)	(574,328)

Net loss from discontinued operations	—	—	—	(58,892)

Net loss	$(320,951)	$(494,850)	$(1,656,851)	$(633,220)

Basic and diluted net loss per share:
Continuing operations	$(0.01)	$(0.01)	$(0.04)	$(0.02)
Discontinued operations	n/a	n/a	n/a	(0.00)	*
Net loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Basic and diluted weighted-average common shares outstanding:	44,850,363	43,620,000	44,630,287	32,592,376

———————

*

Denotes loss of less than $0.01 per share.

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net loss	$(1,656,851)	$(633,220)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	16,625	—
Loss on sale of assets of discontinued operations	—	15,704
Share-based compensation expense	461,347	—
Value of non-marketable equity securities recognized as revenue	(90,000)	—
Equity in net loss of unconsolidated affiliate	90,900	—
Loss on settlement of disputed terms of warrant	768,602	—
Changes in operating assets and liabilities:
Accounts receivable	(18,077)	—
Due from related party	(1,888)	10,774
Prepaid expenses	(18,512)	—
Accounts payable and accrued expenses	160,054	11,872
Net cash provided by (used in) operating activities	(287,800)	(594,870)

Investing activities:
Purchase of intangible assets	(14,385)	—
Net cash provided by (used in) investing activities	(14,385)	—

Financing activities:
Proceeds from issuance of common shares and warrants	—	900,000
Net cash provided by (used in) financing activities	—	900,000

Net increase (decrease) in cash	(302,185)	305,130

Cash, beginning of period	321,353	32,414

Cash, end of period	$19,168	$337,544

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock for repurchase of warrant	$218,788	$—
Cancellation of warrant	$(218,788)	$—
Issuance of common stock in settlement of disputed terms of warrant	$768,602	$—
Issuance of common stock for services	$189,935	$—
Issuance of stock options	$417,664	$—
Investment in non-marketable equity securities for deferred services	$—	$893,750
Conversion of note payable, related party, into common stock	$—	$50,000

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 1 –BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

On March 19, 2014, we effected a four-for-one stock split of our outstanding shares of common stock. All references to shares of our common stock in our condensed consolidated financial statements refer to the number of shares of common stock after giving effect to the stock split (unless otherwise indicated).

Background and Current Operations

United Cannabis Corporation ("we", "our", "us", "UCANN", or “our Company”), a Colorado corporation, was originally formed as a California corporation under the name MySkin, Inc. on November 15, 2007. MySkin was engaged in the business of providing management services to a medical spa in Los Angeles, California which provided various advanced skin care services until March 31, 2014, when this business was sold.

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

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

As of June 30, 2015, 23 states and the District of Columbia allow their citizens to use medical marijuana, and four states and the District of Columbia have legalized marijuana for recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana. However, there is no guarantee that the current administration will not change its stated policy regarding the low-priority enforcement of federal laws, or that any future administration would not change this policy and decide to enforce the federal laws vigorously.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - We prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2014. Operating results for the interim periods presented are not necessarily indicative of the results for the full year.

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

The carrying amounts of our short-term financial instruments, including accounts receivable, prepaid expenses, accounts payable, accrued expenses and deferred revenue approximates fair value due to the relatively short period to maturity for these instruments. Investments in non-marketable equity securities are carried at cost. The carrying amount of our notes payable at June 30, 2015, approximates their fair values based on our incremental borrowing rates.

Cash and Cash Equivalents - We consider investments with original maturities of 90 days or less to be cash equivalents. We do not have cash equivalents as of June 30, 2015 and December 31, 2014.

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

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

We determine our allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition and credit history, and current economic conditions. Our allowance for doubtful accounts was $16,625 and $0 as of June 30, 2015 and December 31, 2014, respectively. We recorded bad debt expense, included in general and administrative expenses, of $16,625 during the three and six months ended June 30, 2015. We did not record bad debt expense during the three and six months ended June 30, 2014.

Inventory - Inventory is valued at the lower of cost or market. Cost is determined using standard costs, which approximates the first-in, first-out method.

Prepaid Expenses - Prepaid expenses are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

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

Investments in Non-Marketable Equity Securities – Our investments in non-marketable equity securities are carried at cost, less write-down-for-impairments, if any. Impairments are based on methodologies, including the valuation achieved in the most recent private placement by the investee, an assessment of the impact of industry and general private equity market conditions, and discounted projected future cash flows. Investments in non-marketable equity securities that expire in less than 12 months, for example stock options or warrants, are classified as current assets; otherwise, we classify investments in non-marketable equity securities as other noncurrent assets.

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

We have not recorded any impairment charges related to long-lived assets as of June 30, 2015 or December 31, 2014.

Equity Method Investments – Our investments in entities representing ownership of at least 20% but not more than 50%, where we exercise significant influence, are accounted for under the equity method.

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

Revenue for services with a payment in form of stock, warrants or other financial assets is recognized when the services are performed. The value of revenue paid for with warrants is measured using the Black-Scholes model.

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Revenue from product sales, including delivery fees, is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers drop-ship orders to our clients with origin terms. For any shipments with destination terms, we defer revenue until delivery is made to the customer. During 2014 and during the six months ended June 30, 2015, sales returns were not significant and as such, no sales return allowance had been recorded as of June 30, 2015 and December 31, 2014.

Reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included as a component of revenues. Typically, an equivalent amount of reimbursable expenses are included in total direct client service costs. Reimbursable expenses related to time and materials and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred and collectability is reasonably assured. Taxes collected from customers and remitted to governmental authorities are presented in the condensed consolidated statement of operations on a net basis.

Cost of Revenues – Our policy is to recognize cost of revenues in the same manner as, and in conjunction with, revenue recognition. Our cost of revenues includes the costs directly attributable to revenue recognized and includes expenses related to the production, packaging and labeling of our Prana medicinals products and personnel-related costs, fees for third-party services, travel and other consulting costs related to our advisory services.

Shipping and Handling Costs - For product sales, shipping and handling costs are included as a component of cost of revenues. During the three and six months ended June 30, 2015 and 2014, we incurred shipping and handling costs of $1,013 and $0, respectively.

Advertising Costs - All advertising costs are expensed as incurred. During the three months ended June 30, 2015 and 2014, we did not incur any advertising costs. During the six months ended June 30, 2015 and 2014, we incurred advertising costs of $1,500 and $0, respectively.

Research and Development Expenses - Research and development (“R&D”) costs are charged to expense as incurred. Our R&D costs include, but are not limited to, consulting service fees and materials and supplies used in the development of our proprietary products and services.

Sales and Marketing Expenses – Sales and marketing expenses consist primarily of fees for professional and consulting services, promotional events and advertising costs.

General and Administrative Expenses - General and administrative expenses consist primarily of personnel-related costs, fees for professional and consulting services, travel costs, rent, bad debt expense, general corporate costs, and other costs of administration such as human resources, finance and administrative roles.

Share-Based Compensation - We periodically issue shares of our common stock to non-employees in non-capital raising transactions for fees and services. We account for stock issued to non-employees in accordance with ASC 505, Equity, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

We account for stock option grants issued and vesting to employees based on ASC 718, Compensation – Stock Compensation, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. Accounting for share-based compensation to employees requires the measurement and recognition of compensation expense for all share-based payment awards made to employees based on estimated fair values. We estimate the fair value of all stock option awards on the date of grant using the Black-Scholes-Merton pricing model, which is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rates and expected dividends. We also estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates.

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

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

Net  Loss Per Share - We compute net loss per share in accordance with ASC 260, Earnings per Share. Under the provisions of ASC 260, basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic net loss per share) and potentially dilutive securities that are not anti-dilutive.

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Warrants to purchase common stock	3,000,000	3,000,000	3,000,000	3,000,000
Stock options	600,000	—	600,000	—
Total potentially dilutive securities	3,600,000	3,000,000	3,600,000	3,000,000

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the three and six months ended June 30, 2015 and 2014, we did not have any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.

Segment Reporting – Our Company operates as one segment.

Concentration of Credit Risk - Financial instruments that potentially subject us to credit risk consist of cash. We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may not be insured by the FDIC.

The following tables show significant concentrations in our revenues and accounts receivable (net of allowances for doubtful accounts) for the periods indicated:

Percentage of Revenue:

	Three Months Ended June 30,
	2015	2014
Customer A	64%	—%
Customer B	14%	—%
Customer C	12%	—%

	Six Months Ended June 30,
	2015	2014
Customer A	50%	—%
Customer B	22%	—%
Customer C	15%	—%

Percentage of Accounts Receivable:

	June 30, 2015	December 31, 2014
Customer C	100%	—%

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

In May 2014 the FASB issued guidance on revenue from contracts with customers, which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us at the beginning of fiscal year 2018, and early application is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact that the adoption will have on our condensed consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing reporting.

NOTE 3 – GOING CONCERN

Our condensed consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the six months ended June 30, 2015, we incurred losses of $1,656,851 and used cash of $287,800 in our operating activities. As at June 30, 2015, we had a working capital deficit of $1,506,644 and an accumulated deficit of $4,281,818.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

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

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consist of:

	June 30, 2015	December 31, 2014
Prepaid corporate finance services	$83,290	$—
Prepaid investor relations services	6,667	121,500
Other prepaid services and fees	44,543	55,900
	$134,500	$177,400

NOTE 6 – EQUITY METHOD INVESTMENTS

Our equity method investments consist of:

	June 30, 2015	December 31, 2014
Lone Mountain Partners, LLC (“Lone Mountain”) – 25% interest	$—	$50,000
Cannabinoid Research & Development Company Limited (“CRD”) – 50% interest	88,000	88,000
Total equity method investments	$88,000	$138,000

Lone Mountain

On August 14, 2014, we acquired a 25% membership interest in Lone Mountain Partners, LLC, (“Lone Mountain”) for $50,000 and a commitment to provide future services, including, but not limited to, assisting with the application to obtain licenses to operate a medical marijuana entity in Nevada and to provide  standard operating procedures, security protocols, extract processing and equipment design, cultivation and processing center management, staffing and assistance with ongoing management of Lone Mountain. During the second half of 2014, we advanced Lone Mountain $40,900 for license application fees. As of December 31, 2014, Lone Mountain did not have any operations or operating activities. We accounted for our $50,000 cash contribution as an equity method investment and the $40,900 advance as amounts due from related parties on our condensed consolidated balance sheets.

During the six months ended June 30, 2015, Lone Mountain incurred operating losses in excess of $400,000. We recognized our 25% share of these losses up to the carrying amount of our equity method investment and advances to Lone Mountain and included this total $90,900 loss in equity in net loss of unconsolidated affiliate in our condensed consolidated statements of operations.

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

CRD

On August 15, 2014, we acquired a 50% interest in Cannabinoid Research & Development Company Limited (“CRD”), a Jamaican company, in exchange 40,000 shares of our common stock valued at $88,000 based on the previous day’s closing price of our stock. We also committed to provide expertise on design-build, genetics, cultivation, production, processing, productizing, labeling, packaging, marketing, branding and distribution of products, as well as use of our intellectual property in the operations of CRD. As of June 30, 2015, CRD did not have any operations or operating activities. We accounted for this $88,000 as an equity method investment on our condensed consolidated balance sheets. As we have not yet issued the 40,000 shares, the $88,000 is classified as common stock not yet issued on our condensed consolidated balance sheets.

NOTE 7 – ACCRUED EXPENSES

Our accrued expenses consist of:

	June 30, 2015	December 31, 2014
Accrued consulting fees	$110,000	$110,000
Accrued wages and related costs	232,868	433,963
Accrued interest expense	46,875	6,832
Accrued expenses - other	783	—
Total accrued expenses	$390,526	$550,795

The $110,000 accrued consulting fees at June 30, 2015 and December 31, 2014, represent fees owed to consultants working on a research and development project that is approximately 80% complete. See Note 12.

NOTE 8 – DEFERRED REVENUE

Our deferred revenue consists of:

	June 30, 2015	December 31, 2014
Deferred revenue – WeedMD	$653,750	$743,750
Deferred revenue - FoxBarry	200,000	200,000
Less – current portion	(380,000)	(500,000)
Deferred revenue, net of current portion	$473,750	$443,750

As described in Note 4 above, on June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three year estimate of the service period involved. Based on recent discussions with WMD, we now expect to deliver the remaining consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four year period January 1, 2015 through December 31, 2018. Accordingly, we are now recognizing $15,000 of deferred revenue per month and during the three and six month periods ending June 30, 2015, we recognized a total of $45,000 and $90,000, respectively, of revenue applicable to this arrangement. At June 30, 2015, we expect to recognize $180,000 of the remaining $653,750 WMD deferred revenue during the next twelve months and accordingly, we have classified the $180,000 as a current liability on our condensed consolidated balance sheets.

On December 28, 2014, we entered into a royalty and consulting services agreement with FoxBarry Farms, LLC (“FoxBarry”) whereby we received a $200,000 prepaid royalty payment from FoxBarry. We will recognize deferred royalty revenue based on actual applicable sales as defined in the agreement. During the three and six months ended June 30, 2015, we did not recognize any deferred revenue related to this agreement. We have classified the $200,000 as a current liability on our condensed consolidated balance sheets as we expect to recognize this amount during the next twelve months.

.

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

NOTE 9 – NOTES PAYABLE

Our notes payable consist of:

	June 30, 2015	December 31, 2014
Note payable - WeedMD	$175,000	$175,000
Note payable – unrelated third party	600,000	600,000
Total notes payable	$775,000	$775,000

On July 7, 2014, we issued a $175,000, unsecured demand promissory note bearing interest at 5% to WeedMD for cash used in our business development activities. Interest expense during the three and six months ended June 30, 2015, applicable to this note was $2,181 and $4,339, respectively, and accrued interest payable at June 30, 2015 and December 31, 21014, was $8,606 and 4,267, respectively.

On December 18, 2014, we issued a $600,000 unsecured promissory note bearing interest at 12% to an unrelated third party. The principal and accrued interest are due on the earlier of December 17, 2015, or  upon the closing of certain capital raising transactions as described in the note. The default rate of interest under the note is 18%. Debt issuance costs of $13,500 were immediately recognized as interest expense as, at the time, we expected to close on a capital raising transaction in early 2015.  Interest expense during the three and six months ended June 30, 2015, applicable to this note was $17,951 and $35,704, respectively, and accrued interest payable at June 30, 2015 and December 31, 2014, was $38,269 and $2,565, respectively.

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

The following table summarizes our stock options outstanding as of June 30, 2015 and December 31, 2014:

	Six Months Ended June 30, 2015
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Stock options outstanding, beginning of period	—	—	$—
Issued	600,000	10.0	0.70
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding, end of period	600,000	9.5	$0.70
Stock options exercisable, June 30, 2015	600,000	9.5	$0.70

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

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

Common Stock Issued For Services

On March 2, 2015, we issued 30,000 shares of common stock valued at $42,600, based on the previous trading day’s closing price, as consideration for consulting services from an independent contractor. The $42,600 of share-based compensation expense is included in included in general and administrative expense in our condensed consolidated statements of operations.

On April 23, 2015 we issued 60,000 shares of common stock valued at $47,400, based on the previous trading day’s closing price, as consideration for prepaid accounting fees. The $47,400 is being recognized as share-based compensation expense as services are rendered. During the three and six months ended June 30, 2015, we recorded $26,998 and $41,356, respectively, of share-based compensation expense and included this in general and administrative expenses in our condensed consolidated statements of operations. The remaining $6,044 as at June 30, 2015, is included in prepaid expenses on our condensed consolidated balance sheets and will be recognized in the third quarter of 2015.

On April 23, 2015, we issued 126,500 shares of common stock valued at $99,935, based on the previous trading day’s closing price, as consideration for prepaid corporate finance fees. The $99,935 is being recognized as share-based compensation expense as services are rendered. During the three and six months ended June 30, 2015, we recorded $33,312, of share-based compensation expense and included this in general and administrative expenses in our condensed consolidated statements of operations. The remaining $66,623 as at June 30, 2015, is included in prepaid expenses on our condensed consolidated balance sheets and will be amortized on a straight-line basis over the four month remaining term of the contract.

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Warrants:

The following table summarizes our share warrants outstanding as of June 30, 2015 and December 31, 2014:

	Six Months Ended June 30, 2015
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Warrants outstanding, beginning of period	3,170,044	1.3	$11.52
Issued	—	—	—
Exercised	—	—	—
Repurchased and cancelled	(170,044)	2.5	3.00
Expired	—	—	—
Warrants outstanding, end of period	3,000,000	0.8	$12.00
Warrants exercisable, June 30, 2015	3,000,000	0.8	$12.00

NOTE 11 – SHARE-BASED COMPENSATION

Share-based Compensation

We recognize share-based compensation expense in cost of revenues and general and administrative expense based on the fair value of common shares issued for services. In addition, we accrue share-based compensation expense for estimated share-based awards earned during 2015 under our 2014 Equity Incentive Plan. Share-based compensation expense for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,
	2015	2014
Share-based compensation expense – amortization of shares issued for prepaid services	$142,310	$—
Share-based compensation expense – accrual of estimated share-based awards	105,000	—
	$247,310	$—

	Six Months Ended June 30,
	2015	2014
Share-based compensation expense – shares issued for services	$42,600	$—
Share-based compensation expense – amortization of shares issued for prepaid services	208,747	—
Share-based compensation expense – accrual of estimated share-based awards	210,000	—
	$461,347	$—

NOTE 12 –COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

On May 6, 2014, we entered into a consultancy agreement with two third party consultants that has a six month term which can be renewed and/or extended by mutual agreement; currently, the renewal of the agreement is under negotiations. The agreement provides for a $50,000 payment at signing, which has been paid, and for three more $50,000 payments (a total of $200,000) and the issuance of 100,000 shares of our common stock upon the achievement of certain goals as set forth in appendix II of the agreement. During the three and six months ended June 30, 2015, we did not recognize any expense applicable to this agreement. During the three and six months ended June 30, 2014, we recognized $50,000 of expense applicable to this agreement and this amount is included in R&D expenses in our condensed consolidated statements of operations. At December 31, 2014, the project was approximately 80% complete.  We then accrued $110,000 to R&D expense, thereby recognizing a total of $160,000 or 80% of the project costs.  At June 30, 2015 and December 31, 2014, $110,000 is included in accrued expenses on our condensed consolidated balance sheets. The value of the 100,000 shares will be recognized upon achievement of the goals, currently anticipated to be during 2015.  The progress has been suspended and it is unknown when they will resume.

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Legal Proceedings

We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three and six months ended June 30, 2015.

NOTE 13 –RELATED PARTY TRANSACTIONS

Affiliate Customer

During 2010 Messrs. Blackmon and Verzura have made loans to, or equity investments in, one of our customers and, effective June 30, 2015, Messrs. Blackmon and Verzura have completely divested themselves of those interests. As Messrs. Blackmon and Verzura may have had significant influence on management or operating polices of the customer until June 30, 2015, we have classified sales to this customer as revenues, affiliate, in our condensed consolidated statements of operations and accounts receivable from this customer as due from related parties on our condensed consolidated balance sheets.

Lone Mountain

During the year ended December 31, 2014, we made certain payments on behalf of Lone Mountain during the organizational phase of this venture and we classified these payments as due from related parties on our condensed consolidated balance sheets. As further described in Note 6 above, during the three and six months ended June 30, 2015, we expensed our $40,900 advance to Lone Mountain and included this amount in equity in net loss of unconsolidated affiliate in our condensed consolidated statements of operations.

CRD

On April 20, 2015, we advanced CRD $5,000 and included this amount in due from related parties.

Amounts due from related parties consist of:

	June 30, 2015	December 31, 2014
Affiliated customer	$—	$3,112
Lone Mountain	—	40,900
CRD	5,000	—
Total due from related parties	$5,000	$44,012

NOTE 14 –DISCONTINUED OPERATIONS

On March 31, 2014, we sold all right, title and interest in the tangible and intangible assets, trademarks, customer lists, intellectual property and rights, which we owned and were related to the advanced skin care business. The assets were sold to MySkin Services, Inc. (“MTA”), a business partly owned by Ms. Stoppenhagen in exchange for a $15,000 payable we owed to Ms. Stoppenhagen and/or MTA. In addition, MTA assumed all costs associated with these assets starting on June 30, 2014. See Note 1 for further detail on our change in operations.

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

The following details our loss from discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$20,684

Operating expenses:
Selling, general and administrative	—	—	—	63,872
Loss on disposal of assets	—	—	—	15,704
Total operating expenses	—	—	—	79,576

Loss from discontinued operations, before income taxes	—	—	—	(58,892)
Provision for income taxes	—	—	—	—

Loss from discontinued operations, net of income taxes	$—	$—	$—	$(58,892)

NOTE 15 – SUBSEQUENT EVENTS

We are in the process of disposing our 25% equity interest in LMP in exchange for a mutual release from all claims against us, LMP and the other LMP members. We expect that this transaction will be complete effective July 7, 2015. This transaction will not impact our condensed consolidated financial statements as we have previously written off our investment in and advances to LMP.

In accordance with ASC 855-10 we have analyzed our operations subsequent to June 30, 2015, to the date these condensed consolidated financial statements were issued, and has determined that, other that as disclosed above, we do not have any material subsequent events to disclose in these condensed consolidated financial statements.

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

Overview

United Cannabis Corporation ("we", "our", "us", "UCANN", or “our Company”) a Colorado corporation, was originally formed as a California corporation under the name MySkin, Inc. on November 15, 2007. MySkin was engaged in the business of providing management services to a medical spa in Los Angeles, California which provided various advanced skin care services until March 31, 2014, when this business was sold.

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

We own distinct intellectual property relating to the legalized growth, production, manufacture, marketing, management, utilization and distribution of medical and recreational marijuana and marijuana infused products.  In our first year of operating in the cannabis industry we have entered into agreements with partners outside of Colorado where we have agreed to provide intellectual property and consulting services and in which we have received an equity interest.  These businesses are located in Nevada, Jamaica and Canada.  We have formalized strategic relationships with several other businesses located in Colorado and California in the cannabis industry and we provide consulting services, product placement services and licenses to our intellectual property in exchange for consulting and licensing fees. We also market and sell proprietary non-cannabis products used in the manufacture of our proprietary Prana medicinals products.

We plan to advance the use of cannabinoids in medicine through research, product development and education.  We are dedicated to improving the lives of patients through the creation of products using only the highest quality genetics, purest extractions and most effective protocols possible.  Our ACT Now Program and patent-pending Prana Bio Nutrient Medicinals provide a comprehensive solution, designed to enable physicians and patients to design, implement and monitor effective cannabinoid therapy protocols.

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Revenues, Cost of Revenues and Gross Profits

Revenues, cost of revenues and gross profit were $313,360, $79,963 and 233,397, respectively, during the three months ended June 30, 2015, as compared to $0 during the three months ended June 30, 2014, as our new business did not begin generating revenues or cost of revenues until the third quarter of 2014.

Components of revenues, cost of revenues and gross profit consist of:

	Three Months Ended June 30, 2015
	Revenues	Cost of Revenues	Gross Profits
Non-cannabis products	$200,000	$12,852	$187,148
License fees	50,664	1,000	49,664
Consulting fees	55,000	58,415	(3,415)
Reimbursable expenses	7,696	7,696	—
Total	$313,360	$79,963	$233,397

Our non-cannabis product revenues consist of sales of proprietary products used in the manufacture of our Prana medicinals products. Our license fees include the recognition of $45,000 of deferred revenue relating to our WeedMD RX Inc. (“WMD”) business arrangement and our consulting fees were generated from two clients that have entered the cannabis industry.

Sales and Marketing Expenses

Sales and marketing expenses were $0 and $68,158 for the three months ended June 30, 2015 and 2014, respectively. The decrease in sales and marking expenses was due to our focus on serving existing customers in the second quarter of 2015 as compared to our sales and marketing efforts applicable to new products and services in the second quarter of 2014. Our sales and marketing expenses were mainly comprised of third party consulting fees during the three months ended June 30, 2014.

Research and Development Expenses

Research and development expenses (“R&D”) were $0 and $66,053 for the three months ended June 30, 2015 and 2014, respectively. The decrease in R&D was due to our focus on sales of existing products and services in the second quarter of 2015 as compared to our R&D efforts applicable to new products and services in the second quarter of 2014. Our R&D expenses during the three months ended June 30, 2014, were mainly comprised of R&D consulting fees, materials and supplies.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $493,317 and $360,664 for the three months ended June 30, 2015 and 2014, respectively. The $132,653 increase in general and administrative expenses was mainly due to non-cash share-based compensation expense applicable to professional services as further explained below.

G&A expenses consist of:

	Three Months Ended June 30,
	2015	2014	Change
Personnel related expenses	$202,398	$182,821	$19,577
Professional fees	260,055	106,098	153,957
Travel and office related expanses	30,864	71,745	(40,881)
Total G&A expenses	$493,317	$360,664	$132,653

The $19,577 increase in personnel related costs were comprised of non-cash share-based compensation expense accruals of $105,000 during the second quarter of 2015 as compared to $0 in the second quarter of 2014 offset by an allocation of $58,415 of personnel related costs to cost of revenues during the second quarter of 2015 as compared to $0 in the second quarter of 2014. The remaining $27,008 decrease in personnel related costs was due to a decrease in head count from five people in the second quarter of 2014 to 3 people in the second quarter of 2015.

The $153,957 increase in professional fees were mainly comprised of $141,310 of non-cash share-based compensation expense applicable to investor relations, corporate finance and accounting professional fees incurred during the second quarter of 2015 as compared to $0 of share-based compensation expense applicable to professional fees in the second quarter of 2014. The remaining $12,646 increase in second quarter 2015 professional fees as compared to the second quarter of 2014 were due to increased capital raising efforts and general corporate activities.

The $40,881 decrease in travel and office related expenses during the second quarter of 2015 as compared to the second quarter of 2014 were a result of cash conservation efforts while we focus on current operations.

Other Nonoperating (Income) Expense

Our other nonoperating (income) expense, net, was $61,032 during the three months ended June 30, 2015, as compared to $(25) during the three months ended June 30, 2014. During the second quarter of 2015 we incurred interest expense of $20,132 and equity in net loss of an unconsolidated affiliate of $40,900 as compared to $25 of interest income during the same period in 2014.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Revenues, Cost of Revenues and Gross Profits

Revenues, cost of revenues and gross profit were $402,190, 107,018 and $295,172, respectively, during the six months ended June 30, 2015, as compared to $0 during the six months ended June 30, 2014, as our new business did not begin generating revenues or cost of revenues until the third quarter of 2014.

Components of revenues, cost of revenues and gross profit consist of:

	Six Months Ended June 30, 2015
	Revenues	Cost of Revenues	Gross Profits
Non-cannabis products	$204,425	$17,374	$187,051
License fees	112,180	2,000	110,180
Consulting fees	77,175	79,234	(2,059)
Reimbursable expenses	8,410	8,410	—
Total	$402,190	$107,018	$295,172

Our non-cannabis product revenues consist of sales of proprietary products used in the manufacture of our Prana medicinals products. Our license fees include the recognition of $90,000 of deferred revenue relating to our WMD business arrangement and our consulting fees were generated from two clients that have entered the cannabis industry.

Sales and Marketing Expenses

Sales and marketing expenses were $1,700 and $74,158 for the six months ended June 30, 2015 and 2014, respectively. The decrease in sales and marking expenses was due to our focus on serving existing customers in the first half of 2015 as compared to our sales and marketing efforts applicable to new products and services in the first half of 2014. Our sales and marketing expenses were mainly comprised of third party consulting fees during the six months ended June 30, 2014.

Research and Development Expenses

R&D expenses were $329 and $76,054 for the three months ended June 30, 2015 and 2014, respectively. The decrease in R&D was due to our focus on sales of existing products and services in the first half of 2015 as compared to our R&D efforts applicable to new products and services in the first half of 2014. Our R&D expenses during the six months ended June 30, 2014, were mainly comprised of R&D consulting fees, materials and supplies.

General and Administrative Expenses

G&A expenses were $493,317 and $360,664 for the three months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expenses was mainly due to the new business we entered into after our change in control.

G&A expenses consist of:

	Six Months Ended June 30,
	2015	2014	Change
Personnel related expenses	$481,934	$209,071	$272,863
Professional fees	513,325	139,548	373,777
Travel and office related expanses	55,190	75,523	(20,333)
Total G&A expenses	$1,050,449	$424,142	$626,307

The $272,863 increase in personnel related costs were comprised of non-cash share-based compensation expense accruals of $210,000 during the first half of 2015 as compared to $0 in the first half of 2014 offset by an allocation of $79,234 of personnel related costs to cost of revenues during the first half of 2015 as compared to $0 in the first half of 2014. The remaining $142,097 increase in personnel related costs was due to six months of operations in the first half of 2015 as compared to just over three months of operations in our new business during the first half of 2014.

The $373,777 increase in professional fees were mainly comprised of $249,347 of non-cash share-based compensation expense applicable to investor relations, corporate finance, engineering and accounting professional fees incurred during the first half of 2015 as compared to $0 of share-based compensation expense applicable to professional fees in the first half of 2014. The remaining $124,430 increase in first half 2015 professional fees as compared to the first half of 2014 were due to increased capital raising efforts and general corporate activities.

The $20,333 decrease in travel and office related expenses during the first half of 2015 as compared to the first half of 2014 were a result of cash conservation efforts while we focus on current operations.

Other Nonoperating (Income) Expense

Our other nonoperating (income) expense, net, was $899,545 during the six months ended June 30, 2015, as compared to $(25) during the six months ended June 30, 2014. During the first half of 2015 we incurred interest expense of $40,043, equity in net loss of an unconsolidated affiliate of $90,900 and a loss on settlement of disputed terms of warrant of $768,602 as described in Note 10 to our condensed consolidated financial statements included in this report as compared to $25 of interest income during the same period in 2014.

Discontinued Operations

On June 30, 2014 we sold all right, title and interest in the tangible and intangible assets, trademarks, customer lists, intellectual property and rights, which we owned and were related to the advanced skin care business. The assets were sold to MySkin Services, Inc. (“MTA”), a business partly owned by Marichelle Stoppenhagen, our former officer and director, in exchange for a $15,000 payable we owed to Ms. Stoppenhagen and/or MTA.  In addition, MTA assumed all costs associated with these assets starting on March 31, 2014.

The following chart details our loss from discontinued operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$20,684

Operating expenses:
Selling, general and administrative	—	—	—	63,872
Loss on disposal of assets	—	—	—	15,704
Total operating expenses	—	—	—	79,576

Loss from discontinued operations, before income taxes	—	—	—	(58,892)
Provision for income taxes	—	—	—	—

Loss from discontinued operations, net of income taxes	$—	$—	$—	$(58,892)

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the six months ended June 30, 2015, we incurred losses of $1,656,851 and used $287,800 of cash in our operating activities. As of June 30, 2015, we had a working capital deficit of $1,288,027 and an accumulated deficit of $4,281,818.  Our ability to continue as a going concern depends on our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities when they come due. There is no assurance that these events will be satisfactorily completed.

Net cash used in operating activities for the six months ending June 30, 2015 and 2014, was $287,800 and $594,870, respectively. This decrease was primarily due to cash received applicable to our $295,172 gross profits during the six months ending June 30, 2015 as compared to $0 gross profits during the same period in 2014.

Net cash used in investing activities for the six months ending June 30, 2015 and 2014, was $14,385 and $0, respectively. This increase was due to $14,385 of payments applicable to our trademarks and provisional patents during the current period compared to no investing activities during the six months ended June 30, 2014.

Net cash provided by financing activities for the six months ending June 30, 2015 and 2014, was $0 and $900,000, respectively. The decrease was due to $900,000 from the sale of our common stock and warrants during the six months ended June 30, 2014, compared to no cash financing activities during the current period.

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

Contractual Obligations

Not applicable for smaller reporting companies.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable for smaller reporting companies.

ITEM 4.

CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act, is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2015, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the second quarter ending June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 1A.

RISK FACTORS.

Not applicable for smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 10, 2015, we issued 621,000 shares of our common stock to a third party valued at a total of $987,390 based on the closing price of our common stock on the day before the issuance of the shares was approved by the Board of Directors. The shares were issued in settlement of a dispute over the terms of an outstanding warrant. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On March 2, 2015, we issued 30,000 shares of our common stock to a consultant for consulting services valued at a total of $42,600 based on the closing price of our common stock on the day before the issuance of the shares was approved by the Board of Directors. The issuances of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On April 23, 2015, we issued a total of 186,500 shares of our common stock to two consultants for prepaid consulting services valued at a total of $147,335 based on the closing price of our common stock on the day before the issuance of the shares was approved by the Board of Directors. The issuances of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

UNITED CANNABIS CORPORATION

Date: August 13, 2015	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer and Principal Financial Officer