Form 10-Q
period 2015-09-30
United Cannabis Corp
filed 2015-11-16
CIK 1436161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

On November 13, 2015, there were 44,988,500 shares of the issuer’s common stock outstanding.

UNITED CANNABIS CORPORATION

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$2,671	$321,353
Accounts receivable, net	17,227	6,245
Due from related parties	7,543	44,012
Prepaid expenses	72,224	177,400
Total current assets	99,665	549,010

Intangible assets	19,994	18,210
Investments in non-marketable equity securities	593,750	593,750
Equity method investments	88,000	138,000
Total assets	$801,409	$1,298,970

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$145,002	$27,424
Due to related parties	16,981	—
Accrued expenses	628,101	550,795
Current portion of deferred revenue	380,000	500,000
Notes payable	775,000	775,000
Total current liabilities	1,945,084	1,853,219

Long term liabilities:
Deferred revenue, net of current portion	428,750	443,750
Total liabilities	2,373,834	2,296,969

Stockholders' deficit:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 44,958,500 and 44,060,000 shares issued and outstanding, respectively	3,027,448	1,626,968
Accumulated deficit	(4,599,873)	(2,624,967)
Total stockholders' deficit	(1,572,425)	(997,999)
Total liabilities and stockholders' deficit	$801,409	$1,298,970

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Revenues, non-affiliates	$133,553	$91,113	$531,318	$91,113
Revenues, affiliate	—	—	4,425	—
Total revenues	133,553	91,113	535,743	91,113
Cost of revenues:
Cost of revenues, non-affiliate	(22,652)	(2,136)	(129,670)	(2,136)
Cost of revenues, affiliate	(46,409)	—	(46,409)	—
Total cost of revenues	(69,061)	(2,136)	(176,079)	(2,136)
Gross profit	64,492	88,977	359,664	88,977

Operating expenses:
Sales and marketing	400	20,205	2,100	94,363
Research and development	—	94,751	329	170,805
General and administrative	361,794	522,421	1,412,243	946,562
Total operating expenses	362,194	637,377	1,414,672	1,211,730

Loss from operations	(297,702)	(548,400)	(1,055,008)	(1,122,753)

Other (income) expense:
Interest (income)	—	(13,154)	—	(13,179)
Interest and other expense	20,353	171,392	60,396	171,392
Equity in net loss of unconsolidated affiliate	—	—	90,900	—
Loss on settlement of disputed terms of warrant	—	—	768,602	—
Total other (income) expense	20,353	158,238	919,898	158,213

Loss from continuing operations	(318,055)	(706,638)	(1,974,906)	(1,280,966)

Net loss from discontinued operations	—	—	—	(58,892)

Net loss	$(318,055)	$(706,638)	$(1,974,906)	$(1,339,858)

Basic and diluted net loss per share:
Continuing operations	$(0.01)	$(0.02)	$(0.04)	$(0.03)
Discontinued operations	n/a	n/a	n/a	(0.00)	*
Net loss per share	$(0.01)	$(0.02)	$(0.04)	$(0.03)

Basic and diluted weighted-average common shares outstanding:	44,925,837	43,656,304	44,729,886	43,389,744

———————

*

Denotes loss of less than $0.01 per share.

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net loss	$(1,974,906)	$(1,339,858)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	19,845	—
Loss on sale of assets of discontinued operations	—	15,704
Amortization of debt discount	—	89,152
Non-cash interest expense	—	11,609
Convertible note payable issued for debt issuance costs	—	32,500
Loss on origination of derivative liability	—	12,810
Loss on revaluation of derivative liability	—	1,942
Share-based compensation expense	642,109	34,000
Value of non-marketable equity securities recognized as revenue	(135,000)	(75,000)
Equity in net loss of unconsolidated affiliate	90,900	—
Loss on settlement of disputed terms of warrant	768,602	—
Changes in operating assets and liabilities:
Accounts receivable	(27,715)	(16,113)
Interest receivable	—	(13,150)
Due from related party	(7,543)	10,774
Due to related party	16,981	—
Prepaid expenses	(7,718)	(26,450)
Accounts payable and accrued expenses	310,148	169,023
Net cash provided by (used in) operating activities	(304,297)	(1,093,057)

Investing activities:
Equity method investments	—	(50,000)
Purchase of intangible assets	(14,385)	—
Net cash provided by (used in) investing activities	(14,385)	(50,000)

Financing activities:
Net proceeds from issuance of convertible debt and warrants	—	225,000
Proceeds from issuance of note payable	—	175,000
Proceeds from issuance of common shares and warrants	—	900,000
Net cash provided by (used in) financing activities	—	1,300,000

Net increase (decrease) in cash	(318,682)	156,943

Cash, beginning of period	321,353	32,414

Cash, end of period	$2,671	$189,357

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Cancellation of warrant	$(218,788)	$—
Issuance of common stock for repurchase of warrant and in settlement of disputed terms of warrant	$987,390	$—
Issuance of common stock for services	$214,215	$162,000
Issuance of stock options	$417,664	$—
Investment in non-marketable equity securities for deferred services	$—	$893,750
Investment in equity method investments received for common stock	$—	$88,000
Acquisition of notes receivable funded by convertible note payable	$—	$1,250,000
Issuance of convertible note payable for debt issuance costs	$—	$32,500
Warrants issued for debt discount	$—	$694,525
Debt conversion feature issued for debt discount	$—	$151,937
Conversion of note payable, related party, into common stock	$—	$50,000

See accompanying notes to unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

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

In early 2014 we decided to exit the medical spa management business and change our focus to providing products, services and licensing intellectual property to the cannabis industry.

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

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

As of September 30, 2015, 23 states and the District of Columbia allow their citizens to use medical marijuana, and four states and the District of Columbia have legalized marijuana for recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana. However, there is no guarantee that the current administration will not change its stated policy regarding the low-priority enforcement of federal laws, or that any future administration would not change this policy and decide to enforce the federal laws vigorously.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.

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

Principles of Consolidation – Our condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries UC Nevada L.L.C., UC Colorado Corporation and UCANN California Corporation. All intercompany accounts and transactions have been eliminated.

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

The carrying amounts of our short-term financial instruments, including accounts receivable, prepaid expenses, accounts payable, accrued expenses and deferred revenue approximates fair value due to the relatively short period to maturity for these instruments. Investments in non-marketable equity securities are carried at cost. The carrying amount of our notes payable at September 30, 2015, approximates their fair values based on our incremental borrowing rates.

Cash and Cash Equivalents - We consider investments with original maturities of 90 days or less to be cash equivalents. We do not have cash equivalents as of September 30, 2015 and December 31, 2014.

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

Accounts Receivable – Our accounts receivable consists primarily of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. We determine our allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition and credit history, and current economic conditions. We did not have an allowance for doubtful accounts as of September 30, 2015 and December 31, 2014 as we believe our accounts receivables are fully realizable as of those dates. We recorded bad debt expense, included in general and administrative expenses, of $3,220 and $19,845 during the three and nine months ended September 30, 2015, respectively. We did not record bad debt expense during the three and nine months ended September 30, 2014.

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

We have not recorded any impairment charges related to long-lived assets as of September 30, 2015 or December 31, 2014.

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

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

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

Revenue for services with a payment in form of stock, warrants or other financial assets is recognized when the services are performed. The value of revenue paid for with warrants is measured using the Black-Scholes-Merton pricing model. Revenue from product sales, including delivery fees, is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers drop-ship orders to our clients with origin terms. For any shipments with destination terms, we defer revenue until delivery is made to the customer. During 2014 and during the nine months ended September 30, 2015, sales returns were not significant and as such, no sales return allowance had been recorded as of September 30, 2015 and December 31, 2014.

Reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included as a component of revenues. Typically, an equivalent amount of reimbursable expenses are included in total direct client service costs. Reimbursable expenses related to time and materials and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred and collectability is reasonably assured. Taxes collected from customers and remitted to governmental authorities are presented in our condensed consolidated statement of operations on a net basis.

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

Shipping and Handling Costs - For product sales, shipping and handling costs are included as a component of cost of revenues. During the three and nine months ended September 30, 2015, we incurred shipping and handling costs of $0 and $1,013, respectively. We did not incur shipping and handling costs during the nine months ended September 30, 2014.

Advertising Costs - All advertising costs are expensed as incurred. During the three and nine months ended September 30, 2015 we incurred $0 and $1,500 of advertising costs, respectively. We did not incur advertising costs during the nine months ended September 30, 2014.

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

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

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

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Warrants to purchase common stock	3,000,000	3,997,692	3,000,000	3,997,692
Stock options	600,000	—	600,000	—
Total potentially dilutive securities	3,600,000	3,997,692	3,600,000	3,997,692

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income. During the three and nine months ended September 30, 2015 and 2014, we did not have any gains and losses resulting from activities or transactions that resulted in other comprehensive income or loss.

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

The following tables show significant concentrations in our revenues and accounts receivable (net of allowances for doubtful accounts) for the periods indicated:

Percentage of Revenue:

	Three Months Ended September 30,
	2015	2014
Customer A	35%	—%
Customer B	34%	82%
Customer C	31%	—%
Customer E	—%	10%

	Nine Months Ended September 30,
	2015	2014
Customer A	9%	—%
Customer B	25%	82%
Customer C	19%	—%
Customer D	37%	—%
Customer E	1%	10%

Percentage of Accounts Receivable:

	September 30, 2015	December 31, 2014
Customer A	96%	—%
Customer E	—	33%
Customer F	—	46%
Customer G	4%	21%

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

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

NOTE 3 – GOING CONCERN

Our condensed consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2015, we incurred losses of $1,974,906 and used cash of $304,297 in our operating activities. As at September 30, 2015, we had a working capital deficit of $1,845,419 and an accumulated deficit of $4,599,873.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 4 – INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES

On September 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WeedMD RX Inc. (“WMD”), a private Canadian company in the cannabis industry, in exchange for future consulting services and use of our intellectual property. The shares represented a 4.29% equity investment in WMD at the time of the investment and we do not have significant influence over the investee. We recorded our investment in these non-marketable equity securities at estimated cost.

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

NOTE 5 – PREPAID EXPENSES

Prepaid expenses consist of:

	September 30, 2015	December 31, 2014
Prepaid corporate finance services	$20,822	$—
Prepaid investor relations services	4,167	121,500
Other prepaid services and fees	47,235	55,900
	$72,224	$177,400

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

NOTE 6 – EQUITY METHOD INVESTMENTS

Our equity method investments consist of:

	September 30, 2015	December 31, 2014
Lone Mountain Partners, LLC (“Lone Mountain”) – 25% interest	$—	$50,000
Cannabinoid Research & Development Company Limited (“CRD”) – 50% interest	88,000	88,000
Total equity method investments	$88,000	$138,000

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

During the first half of 2015, Lone Mountain incurred operating losses in excess of $400,000. We recognized our 25% share of these losses up to the carrying amount of our equity method investment and advances to Lone Mountain and included this total $90,900 loss in equity in net loss of unconsolidated affiliate in our condensed consolidated statements of operations.

We entered into a settlement agreement effective July 16, 2015, as amended on September 9, 2015, whereby we transferred our 25% equity interest in LMP to one of the LMP members in exchange for a mutual release from all claims against us, LMP and the other LMP members. This transaction did not impact our third quarter 2015 condensed consolidated financial statements as we have previously written off our investment in and advances to LMP.

CRD

On August 15, 2014, we acquired a 50% interest in Cannabinoid Research & Development Company Limited (“CRD”), a Jamaican company, in exchange for 40,000 shares of our common stock valued at $88,000 based on the previous day’s closing price of our stock. We also committed to provide expertise on design-build, genetics, cultivation, production, processing, productizing, labeling, packaging, marketing, branding and distribution of products, as well as use of our intellectual property in the operations of CRD. As of September 30, 2015, CRD did not have any operations or operating activities. We accounted for this $88,000 as an equity method investment on our condensed consolidated balance sheets.

NOTE 7 – ACCRUED EXPENSES

Our accrued expenses consist of:

	September 30, 2015	December 31, 2014
Accrued consulting fees	$110,000	$110,000
Accrued wages and related costs	450,873	433,963
Accrued interest expense	67,228	6,832
Total accrued expenses	$628,101	$550,795

The $110,000 accrued consulting fees at September 30, 2015 and December 31, 2014, represent fees owed to consultants working on a research and development project that is approximately 80% complete. See also Note 12.

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

NOTE 8 – DEFERRED REVENUE

Our deferred revenue consists of:

	September 30, 2015	December 31, 2014
Deferred revenue – WeedMD	$608,750	$743,750
Deferred revenue - FoxBarry	200,000	200,000
	808,750	943,750
Less – current portion	(380,000)	(500,000)
Deferred revenue, net of current portion	$428,750	$443,750

As described in Note 4 above, on September 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three year estimate of the service period involved. Based on recent discussions with WMD, we now expect to deliver the remaining consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four year period January 1, 2015 through December 31, 2018. Accordingly, we are now recognizing $15,000 of deferred revenue per month and during the three and nine month periods ending September 30, 2015, we recognized a total of $45,000 and $135,000, respectively, of revenue applicable to this arrangement. At September 30, 2015, we expect to recognize $180,000 of the remaining $608,750 WMD deferred revenue during the next twelve months and accordingly, we have classified the $180,000 as a current liability on our condensed consolidated balance sheets.

On December 28, 2014, we entered into a royalty and consulting services agreement with FoxBarry Farms, LLC (“FoxBarry”) whereby we received a $200,000 prepaid royalty payment from FoxBarry. At the time we planned to recognize deferred royalty revenue based on actual applicable sales as defined in the agreement. During the three and nine months ended September 30, 2015, we did not recognize any deferred revenue related to this agreement. In August 2015 we discontinued providing consulting services to FoxBarry as our initial project with FoxBarry was abandoned due to operational issues. At the same time we entered into discussions with FoxBarry to earn the $200,000 prepaid royalty through new projects or as a potential termination fee associated with our original agreement. We have classified the $200,000 as a current liability on our condensed consolidated balance sheets as we expect to recognize this amount during the next twelve months.

NOTE 9 – NOTES PAYABLE

Our notes payable consist of:

	September 30, 2015	December 31, 2014
Note payable - WeedMD	$175,000	$175,000
Note payable – unrelated third party	600,000	600,000
Total notes payable	$775,000	$775,000

On July 7, 2014, we issued a $175,000, unsecured demand promissory note bearing interest at 5% to WeedMD for cash used in our business development activities. Interest expense during the three and nine months ended September 30, 2015, applicable to this note was $2,205 and $6,544, respectively, and accrued interest payable at September 30, 2015 and December 31, 21014, was $10,812 and 4,267, respectively.

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

On December 18, 2014, we issued a $600,000 unsecured promissory note bearing interest at 12% to an unrelated third party. The principal and accrued interest are due on the earlier of December 17, 2015, or  upon the closing of certain capital raising transactions as described in the note. The default rate of interest under the note is 18%. Debt issuance costs of $13,500 were immediately recognized as interest expense as, at the time, we expected to close on a capital raising transaction in early 2015.  Interest expense during the three and nine months ended September 30, 2015, applicable to this note was $18,148 and $53,852, respectively, and accrued interest payable at September 30, 2015 and December 31, 2014, was $56,416 and $2,565, respectively.

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

At December 31, 2014, the fair value of these 600,000 options totaling $417,664 was included in accrued expenses on our condensed consolidated balance sheets and on January 9, 2015, the option grant date, we increased common stock and decreased accrued expenses by this amount to account for the issuance of the 600,000 options on that date.

The following table summarizes our stock options outstanding as of September 30, 2015 and December 31, 2014:

	Nine Months Ended September 30, 2015
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Stock options outstanding, beginning of period	—	—	$—
Issued	600,000	10.0	0.70
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding, end of period	600,000	9.3	$0.70
Stock options exercisable, September 30, 2015	600,000	9.3	$0.70

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

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

The Warrant gave Typenex the right to purchase 170,044 shares of our common stock on the issuance date and provided for adjustments to the number of shares underlying the Warrant upon occurrence of certain events including subsequent sales of our common stock. Our repurchase of the Warrant resulted in Typenex forgoing its potential right to receive shares in excess of the original 170,044 shares underlying the Warrant on the original issuance date. On February 10, 2015, we recorded the $987,390 fair value of the common shares issued as an increase to common stock and the $218,788 fair value of the Warrant reacquired as a decrease to common stock and the difference, $768,602, as a loss on settlement of disputed terms of warrant in our condensed consolidated statements of operations.

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

On April 23, 2015 we issued 60,000 shares of common stock valued at $47,400, based on the previous trading day’s closing price, as consideration for prepaid accounting fees. The $47,400 was recognized as share-based compensation expense as services were rendered. During the three and nine months ended September 30, 2015, we recorded $6,044 and $47,400, respectively, of share-based compensation expense and included these amounts in general and administrative expenses in our condensed consolidated statements of operations.

On April 23, 2015, we issued 126,500 shares of common stock valued at $99,935, based on the previous trading day’s closing price, as consideration for prepaid corporate finance fees. The $99,935 is being recognized as share-based compensation expense as services are rendered. During the three and nine months ended September 30, 2015, we recorded $49,967 and $83,279, respectively, of share-based compensation expense and included these amounts in general and administrative expenses in our condensed consolidated statements of operations. The remaining $16,656 as at September 30, 2015, is included in prepaid expenses on our condensed consolidated balance sheets and will be amortized on a straight-line basis over the one month remaining term of the contracts.

On August 17, 2015 we issued 50,000 shares of common stock valued at $19,000, based on the previous trading day’s closing price, as consideration for prepaid accounting fees. The $19,000 is being recognized as share-based compensation expense as services are rendered. During the three and nine months ended September 30, 2015, we recognized $13,471 of share-based compensation expense and included this amount in general and administrative expenses in our condensed consolidated statements of operations. The remaining $5,529 as at September 30, 2015, is included in prepaid expenses on our condensed consolidated balance sheets and will be recognized in the fourth quarter of 2015.

On August 24, 2015, we issued a total of 11,000 shares of common stock valued at $5,280, based on the previous trading day’s closing price, as consideration for consulting services from two independent contractors. The $5,280 of share-based compensation expense is included in included in general and administrative expense in our condensed consolidated statements of operations.

Warrants:

The following table summarizes our share warrants outstanding as of September 30, 2015 and December 31, 2014:

	Nine Months Ended September 30, 2015
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Warrants outstanding, beginning of period	3,170,044	1.3	$11.52
Issued	—	—	—
Exercised	—	—	—
Repurchased and cancelled	(170,044)	2.5	3.00
Expired	—	—	—
Warrants outstanding, end of period	3,000,000	0.5	$12.00
Warrants exercisable, September 30, 2015	3,000,000	0.5	$12.00

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

NOTE 11 – SHARE-BASED COMPENSATION

Share-based Compensation

We recognize share-based compensation expense in cost of revenues and general and administrative expense based on the fair value of common shares issued for services. In addition, we accrue share-based compensation expense for estimated share-based awards earned during 2015 under our 2014 Equity Incentive Plan. Share-based compensation expense for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,
	2015	2014
Share-based compensation expense – shares issued for services	$5,280	$34,000
Share-based compensation expense – amortization of shares issued for prepaid services	70,482	—
Share-based compensation expense – accrual of estimated share-based awards	105,000	—
	$180,762	$34,000

	Nine Months Ended September 30,
	2015	2014
Share-based compensation expense – shares issued for services	$47,880	$34,000
Share-based compensation expense – amortization of shares issued for prepaid services	279,229	—
Share-based compensation expense – accrual of estimated share-based awards	315,000	—
	$642,109	$34,000

NOTE 12 –COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

On May 6, 2014, we entered into a consultancy agreement with two third party consultants that has a nine month term which can be renewed and/or extended by mutual agreement; currently, the renewal of the agreement is under negotiations. The agreement provides for a $50,000 payment at signing, which has been paid, and for three more $50,000 payments (a total of $200,000) and the issuance of 100,000 shares of our common stock upon the achievement of certain goals as set forth in appendix II of the agreement. During the three and nine months ended September 30, 2015, we did not recognize any expense applicable to this agreement. During the three and nine months ended September 30, 2014, we recognized $100,000 and $150,000, respectively, of expense applicable to this agreement and this amount is included in R&D expenses in our condensed consolidated statements of operations. At December 31, 2014, the project was approximately 80% complete.  We then accrued $10,000 to R&D expense, thereby recognizing a total of $160,000 or 80% of the project costs.  At September 30, 2015 and December 31, 2014, $110,000 is included in accrued expenses on our condensed consolidated balance sheets. The value of the 100,000 shares will be recognized upon achievement of the goals, currently anticipated to be during 2015.  The progress has been suspended and it is unknown when it will resume.

Legal Proceedings

We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the three and nine months ended September 30, 2015.

NOTE 13 –RELATED PARTY TRANSACTIONS

Affiliate Customer

During 2010 Messrs. Blackmon and Verzura have made loans to, or equity investments in, one of our customers and, effective June 30, 2015, Messrs. Blackmon and Verzura had completely divested themselves of those interests. As Messrs. Blackmon and Verzura may have had significant influence on management or operating polices of the customer until June 30, 2015, we have classified sales to this customer as revenues, affiliate, in our condensed consolidated statements of operations and accounts receivable from this customer as due from related parties on our condensed consolidated balance sheets.

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

Lone Mountain

During the year ended December 31, 2014, we made certain payments on behalf of Lone Mountain during the organizational phase of this venture and we classified these payments as due from related parties on our condensed consolidated balance sheets. As further described in Note 6 above, during the first half of 2015, we expensed our $40,900 advance to Lone Mountain and included this amount in equity in net loss of unconsolidated affiliate in our condensed consolidated statements of operations.

CRD

On April 20, 2015, we advanced CRD $5,000 and included this amount in due from related parties.

Blue River Inc.

In February 2015 Messrs. Blackmon, Verzura and Ruby formed Blue River Inc. (“Blue River”), a Colorado corporation in the cannabis industry that plans to manufacture and wholesale medicinal and recreational cannabis products including our Prana medicinals products. During the three and nine months ended September 30, 2015, we advanced Blue River $2,543 and included this amount in due from related parties.

MedCor Staffing, Inc.

During the third quarter of 2015 Messrs. Blackmon, Verzura and Ruby acquired equity positions totaling 45%, in the aggregate, in MedCor Staffing, Inc. (“MedCor”) a New York corporation engaged in the healthcare staffing services industry. As Messrs. Blackmon, Verzura and Ruby may have had significant influence on management or operating polices of the supplier, we have classified purchases from this supplier as cost of revenues, affiliate, in our condensed consolidated statements of operations and we have classified accounts payable to this supplier as due to related parties on our condensed consolidated balance sheets. During the three and nine months ended September 30, 2015, we purchased $46,409 of services from MedCor and included this amount in cost of revenues, affiliate in our condensed consolidated statements of operations. At September 30, 2015, we owed MedCor $10,981in trade payables and included this amount in due to related parties.

Amounts due from related parties consist of:

	September 30, 2015	December 31, 2014
Affiliated customer	$—	$3,112
Lone Mountain	—	40,900
Blue River	2,543	—
CRD	5,000	—
Total due from related parties	$7,543	$44,012

Amounts due to related parties consist of:

	September 30, 2015	December 31, 2014
MedCor	$10,981	$—
Mr. Blackmon	4,000	—
Mr. Verzura	2,000	—
Total due from related parties	$16,981	$—

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

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

The following details our loss from discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$20,684

Operating expenses:
Selling, general and administrative	—	—	—	63,872
Loss on disposal of assets	—	—	—	15,704
Total operating expenses	—	—	—	79,576

Loss from discontinued operations, before income taxes	—	—	—	(58,892)
Provision for income taxes	—	—	—	—

Loss from discontinued operations, net of income taxes	$—	$—	$—	$(58,892)

NOTE 15 – SUBSEQUENT EVENTS

On October 6, 2015 we borrowed $59,000 from Vis Vires Group, Inc. (the “Lender”), a New York corporation and issued an 8% unsecured convertible note (the “Vis Vires Note”) that has a maturity date of June 30, 2016. The Vis Vires Note and accrued interest is convertible, at any time after 180 days, into shares of our common stock at a price per share equal to 58% of the average of the three lowest closing bid prices for the 10 prior trading days ending on the latest complete trading day prior to the conversion date.

The terms of the Note limit the number of shares of our common stock into which the Vis Vires Note may be converted such that upon conversion, the Lender and its affiliates may not hold beneficially more than 9.99% of our outstanding common stock. Any amount of the principal or interest on the Vis Vires Note that is not paid when due bears interest at the rate of 22% per annum.

The Vis Vires Note contains customary covenants and provides for customary events of default.

As a result of the aforementioned borrowing, we are in technical default of certain covenants contained in our $600,000 unsecured promissory note which was originally due on December 17, 2015.

On October 8, 2015, we executed a 12% Convertible Note payable to JSJ Investments, Inc. (“JSJ”) in the principal amount of $102,000 (the “JSJ Note”), convertible into shares of our common stock upon the terms and subject to the limitations and conditions set forth in the JSJ Note.  The JSJ Note was funded on October 12, 2015 and we received $93,900 after payment of legal and due diligence fees.

The JSJ Note, which has a maturity date of July 8, 2016, bears interest at the rate of 12% per annum, and, in the event of a default, the interest rate increases to 18%.  Pursuant to the terms of the JSJ Note, JSJ is entitled, at its option, at any time after 180 days, to convert all or any part of the outstanding and unpaid principal and accrued interest into shares of our common stock at a price per share equal to a 45% discount to the average of the five lowest trading prices during the previous 10 trading days to the date of the conversion notice.

UNITED CANNABIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

The terms of the JSJ Note limit the number of shares of our common stock into which the JSJ Note may be converted such that upon conversion, JSJ and its affiliates may not hold beneficially more than 4.99% of our outstanding common stock.

The JSJ Note contains customary covenants and provides for customary events of default, and it contains certain prepayment provisions.

On October 19, 2015, we issued 30,000 shares of common stock valued at $12,000 based on the previous trading day’s closing price as consideration for prepaid intellectual property license fees.

In accordance with ASC 855-10 we have analyzed our operations subsequent to September 30, 2015, to the date these condensed consolidated financial statements were issued, and has determined that, other that as disclosed above, we do not have any material subsequent events to disclose in these condensed consolidated financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion will assist in the understanding of our financial position and results of operations. The information below should be read in conjunction with our condensed financial statements, the related notes to our condensed consolidated financial statements and our Annual Report on Form 10-K for the year ended December 31, 2014.

In addition to historical information, this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 regarding our expectations concerning our future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent our current expectations, but the expectations concerning our future operations, earnings and prospects may change. Our expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that we believe to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that our expectations and the forward-looking statements will be correct. Please refer to our most recent Annual Report on Form 10-K for a description of risk factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion. We disclaim any obligation to update any of these forward-looking statements except as required by law.

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

We own distinct intellectual property relating to the legalized growth, production, manufacture, marketing, management, utilization and distribution of medical and recreational marijuana and marijuana infused products.  In our first two years of operating in the cannabis industry we have entered into agreements with partners outside of Colorado where we have agreed to provide intellectual property and consulting services and in which we have received an equity interest.  These businesses are located in Jamaica and Canada.  We have formalized strategic relationships with several other businesses located in Colorado and California in the cannabis industry and we provide consulting services, product placement services and licenses to our intellectual property in exchange for consulting and licensing fees. We also market and sell proprietary non-cannabis products used in the manufacture of our proprietary Prana medicinals products.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenues, Cost of Revenues and Gross Profits

Components of revenues, cost of revenues and gross profit consist of:

	Three Months Ended September 30, 2015
	Revenues	Cost of Revenues	Gross Profits
Non-cannabis products	$—	$—	$—
License fees	55,262	1,000	54,262
Consulting fees	38,000	27,770	10,230
Reimbursable expenses	40,291	40,291	—
Total	$133,553	$69,061	$64,492

	Three Months Ended September 30, 2014
	Revenues	Cost of Revenues	Gross Profits
Non-cannabis products	$9,212	$2,136	$7,076
License fees	81,901	—	81,901
Consulting fees	—	—	—
Reimbursable expenses	—	—	—
Total	$91,113	$2,136	$88,977

Our third quarter 2015 revenues increased $42,440 to $133,553 as compared to $91,113 during the third quarter 2014. Our third quarter 2015 cost of revenues increased $66,925 to $69,061as compared to $2,136 during the third quarter 2014 and our third quarter 2015 gross profits decreased $24,485 to $64,492 as compared to $88,977 during the third quarter 2014. These quarter-over-quarter changes in revenues, cost of revenues and gross profits mainly resulted from changes in the mix of products and services provided.

Our non-cannabis product revenues consist of sales of proprietary products used in the manufacture of our Prana medicinals products. During the third quarter of 2014 we had one customer purchasing our non-cannabis products on a regular basis as compared to no customers purchasing these products during the third quarter of 2015. We expect sales of our non-cannabis products to increase as we increase brand awareness and sales by third parties of our Prana medicinals products.

During the third quarter of 2015 and 2014, our license fees include the recognition of $45,000 and $75,000, respectively, of deferred revenue relating to our WeedMD RX Inc. (“WMD”) business arrangement. While we have not yet incurred any significant direct costs associated with this arrangement, we may incur costs in the future as WMD pursues its business goals. Our consulting fees and related reimbursable expenses were generated from two customers during the third quarter 2015 as compared to no fees from this category during the third quarter of 2014.

Sales and Marketing Expenses

Sales and marketing expenses were $400 and $20,205 for the three months ended September 30, 2015 and 2014, respectively. The decrease in sales and marking expenses was due to our focus on serving existing customers in the third quarter of 2015 as compared to our sales and marketing efforts applicable to new products and services in the third quarter of 2014. Our sales and marketing expenses were mainly comprised of third party consulting fees during the three months ended September 30, 2014.

Research and Development Expenses

Research and development expenses (“R&D”) were $0 and $94,751 for the three months ended September 30, 2015 and 2014, respectively. The decrease in R&D was due to our focus on sales of existing products and services in the third quarter of 2015 as compared to our R&D efforts applicable to new products and services during the third quarter of 2014. Our R&D expenses during the three months ended September 30, 2014, were mainly comprised of R&D consulting fees, materials and supplies.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $361,794 and $522,421 for the three months ended September 30, 2015 and 2014, respectively. The $160,625 decrease in general and administrative expenses were mainly due to a one-time business development expense of $175,000 incurred in the third quarter of 2014 related to our equity investment in CRD.

G&A expenses consist of:

	Three Months Ended September 30,
	2015	2014	Change
Personnel related expenses	$208,886	$172,303	$36,583
Professional fees	129,975	145,934	(15,959)
Business development expense	—	175,000	(175,000)
Travel and office related expanses	22,933	29,184	(6,251)
Total G&A expenses	$361,794	$522,421	$(160,627)

The $36,583 increase in personnel related costs were comprised of non-cash share-based compensation expense accruals of $105,000 during the third quarter of 2015 as compared to $0 in the third quarter of 2014 offset by an allocation of $27,770 of personnel related costs to cost of revenues during the third quarter of 2015 as compared to $0 in the second quarter of 2014. The remaining $40,647 decrease in personnel related costs was due to a decrease in head count from five people in the third quarter of 2014 to three people in the third quarter of 2015.

The $15,959 decrease in professional fees were mainly comprised of a $65,921 decrease in legal and other professional fees from $121,134 in the third quarter of 2014 to $55,213 in the third quarter of 2015 which resulted from a decrease in activity related to our patent applications and equity method investments. This decrease was offset by a $49,962 increase in non-cash share-based compensation expense for services from $24,800 during the third quarter 2014 to $74,762 during the third quarter 2015.

The $6,251decrease in travel and office related expenses during the third quarter of 2015 as compared to the third quarter of 2014 were a result of cash conservation efforts while we focus on current operations.

Other Nonoperating (Income) Expense

Our other nonoperating (income) expense, net, decreased $137,885 to $20,353 during the three months ended September 30, 2015, as compared to $158,238 during the three months ended September 30, 2014. During the third quarter of 2015 our interest expense decreased $47,135 from $67,488 during the third quarter 2014 to $20,353 during the same period in 2015. In addition, during the third quarter of 2014 we incurred debt discount amortization of $89,152 and losses related to our derivative liability of $14,752; these amounts were offset by interest income of $13,154.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Revenues, Cost of Revenues and Gross Profits

Components of revenues, cost of revenues and gross profit consist of:

	Nine Months Ended September 30, 2015
	Revenues	Cost of Revenues	Gross Profits
Non-cannabis products	$204,425	$17,374	$187,051
License fees	167,441	3,000	164,441
Consulting fees	115,175	107,003	8,172
Reimbursable expenses	48,702	48,702	—
Total	$535,743	$176,079	$359,664

	Nine Months Ended September 30, 2014
	Revenues	Cost of Revenues	Gross Profits
Non-cannabis products	$9,212	$2,136	$7,076
License fees	81,901	—	81,901
Consulting fees	—	—	—
Reimbursable expenses	—	—	—
Total	$91,113	$2,136	$88,977

Our first nine months of 2015 revenues increased $444,630 to $535,743 as compared to $91,113 during the first nine months of 2014. Our first nine months of 2015 cost of revenues increased $173,943 to $176,079 as compared to $2,136 during the first nine months of 2014 and our first nine months of 2015 gross profits increased $270,687 to $359,664 as compared to $88,977 during the first nine months of 2014. These increases in revenues, cost of revenues and gross profits reflect the fact that our first sales did not occur until the third quarter of 2014.

Our non-cannabis product revenues consist of sales of proprietary products used in the manufacture of our Prana medicinals products. During the first nine months of 2014 we had one customer purchasing our non-cannabis products on a regular basis as compared to two customers purchasing these products during the first nine months of 2015. We expect sales of our non-cannabis products to increase as we increase brand awareness and as sales by third parties of our Prana medicinals products increase.

During the first nine months of 2015 and 2014, our license fees include the recognition of $135,000 and $75,000, respectively, of deferred revenue relating to our WeedMD RX Inc. (“WMD”) business arrangement. While we have not yet incurred any significant costs associated with this arrangement, we may incur costs in the future as WMD pursues its business goals. Our consulting fees and related reimbursable expenses were generated from three customers during the first nine months of 2015 as compared to no fees from this category during the first nine months of 2014.

Sales and Marketing Expenses

Sales and marketing expenses were $2,100 and $94,363 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in sales and marking expenses was due to our focus on serving existing customers in the first nine months of 2015 as compared to our sales and marketing efforts applicable to new products and services in the first nine months of 2014. Our sales and marketing expenses were mainly comprised of third party consulting fees during the nine months ended September 30, 2014.

Research and Development Expenses

Research and development expenses (“R&D”) were $329 and $170,805 for the nine months ended September 30, 2015 and 2014, respectively. The decrease in R&D expenses was due to our focus on sales of existing products and services in the first nine months of 2015 as compared to our R&D efforts applicable to new products and services during the first nine months of 2014. Our R&D expenses during the nine months ended September 30, 2014, were mainly comprised of R&D consulting fees, materials and supplies.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $1,412,243 and $946,562 for the nine months ended September 30, 2015 and 2014, respectively. The $465,681 increase in general and administrative expenses were mainly due to a $614,309 increase in share-based compensation expense offset by a one-time business development expense of $175,000 as more fully described below.

G&A expenses consist of:

	Nine Months Ended September 30,
	2015	2014	Change
Personnel related expenses	$690,820	$381,373	$309,447
Professional fees	643,300	285,482	357,818
Business development expense	—	175,000	(175,000)
Travel and office related expanses	78,123	104,707	(26,584)
Total G&A expenses	$1,412,243	$946,562	$465,681

The $309,447 increase in personnel related costs were comprised of non-cash share-based compensation expense accruals of $315,000 during the first nine months of 2015 as compared to $0 in the first nine months of 2014 offset by an allocation of $107,003 of personnel related costs to cost of revenues during the first nine months of 2015 as compared to $0 in the first nine months of 2014. The remaining $101,450 increase in personnel related costs was due to the fact that we were just starting our operations in 2014.

The $357,818 increase in professional fees were mainly comprised of an increase of $299,309 in non-cash share-based compensation expense for services from $24,800 during the first three quarters of 2014 to $324,109 during the same period in 2015 and a $58,509 net increase in cash-based professional fees from $260,682 during the first nine months of 2014 to $319,191 during the first nine months of 2015. These increases were a result of an increase in corporate activity during our second year of operations.

The $26,584 decrease in travel and office related expenses during the first nine months of 2015 as compared to the first nine months of 2014 were a result of cash conservation efforts while we focus on current operations.

Other Nonoperating (Income) Expense

Our other nonoperating (income) expense, net, was $919,898 during the nine months ended September 30, 2015, as compared to $158,213 during the nine months ended September 30, 2014. This $761,685 increase was mainly comprised of a one-time $768,602 loss on repurchase of warrants from Typenex during the first nine months of 2015.

In addition, during the first nine months of 2015 our interest expense decreased $7,092 from $67,488 during the first nine months of 2014 to $60,396 during the same period in 2015. During the first nine months of 2015 we incurred a one-time net loss of $90,900 on our non-controlling interest in Lone Mountain Partners and this increase in non-operating expense was offset by the absence of debt discount amortization of $89,152, losses related to our derivative liability of $14,752 and increased by the absence of interest income of $13,179 recorded during the first nine months of 2014.

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

The following chart details our loss from discontinued operations for the nine and nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$—	$—	$—	$20,684

Operating expenses:
Selling, general and administrative	—	—	—	63,872
Loss on disposal of assets	—	—	—	15,704
Total operating expenses	—	—	—	79,576

Loss from discontinued operations, before income taxes	—	—	—	(58,892)
Provision for income taxes	—	—	—	—

Loss from discontinued operations, net of income taxes	$—	$—	$—	$(58,892)

Liquidity and Capital Resources

Our condensed consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2015, we incurred losses of $1,974,906 and used $304,297 of cash in our operating activities. As of September 30, 2015, we had a working capital deficit of $1,845,419 and an accumulated deficit of $4,599,873.  Our ability to continue as a going concern depends on our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities when they come due. There is no assurance that these events will be satisfactorily completed.

Net cash used in operating activities for the nine months ending September 30, 2015 and 2014, was $304,297 and $1,093,057, respectively. This $788,760 decrease was primarily due to positive impacts to our operating cash flows resulting from a $270,667 increase in gross profits and decreases in marketing and R&D expenses of $92,263 and $170,476, respectively, during the nine months ending September 30, 2015 as compared to the same period in 2014.

Net cash used in investing activities for the nine months ending September 30, 2015 and 2014, was $14,385 and $50,000, respectively. This decrease was due to $14,385 of payments applicable to our trademarks and provisional patents during the current period compared to our $50,000 cash equity investment in Lone Mountain during the nine months ended September 30, 2014.

Net cash provided by financing activities for the nine months ending September 30, 2015 and 2014, was $0 and $1,300,000, respectively. The decrease was due to $900,000 from the sale of our common stock and warrants and $400,000 of proceeds from borrowings during the nine months ended September 30, 2014, compared to no cash financing activities during the current period.

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

ITEM 4.

CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures: We maintain a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act, is accumulated and communicated to our management, including our Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2015, our Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting during the first nine months quarter ending September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings.

ITEM 1A.

RISK FACTORS.

Not applicable for smaller reporting companies.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 15, 2014, we issued an aggregate of 40,000 shares of our common stock to six individuals valued at a total of $88,000 based on the closing price of our common stock on the day before the issuance of the shares was approved by the Board of Directors. The shares were issued in settlement of a dispute over the terms of an outstanding warrant. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

On August 17, 2015, we issued 50,000 shares of our common stock to a consultant for consulting services valued at a total of $19,000 based on the closing price of our common stock on the day before the issuance of the shares was approved by the Board of Directors. The issuances of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On August 24, 2015, we issued 11,000 shares of our common stock to two consultants for consulting services valued at a total of $5,280 based on the closing price of our common stock on the day before the issuance of the shares was approved by the Board of Directors. The issuances of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On October 19, 2015, we issued 30,000 shares of our common stock to a third party for intellectual property licensing fees valued at a total of $12,000 based on the closing price of our common stock on the day before the issuance of the shares was approved by the Board of Directors. The issuances of these shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS.

We are currently in default under the terms of our $600,000 unsecured promissory note due December 17, 2015, plus accrued interest of $56,416 as of September 30, 2015, as a result of our borrowings on October 6 and October 12, 2015, in the amounts of $59,000 and $102,000, respectively. Under the terms of the $600,000 promissory note we agreed to not incur any indebtedness until the promissory note and accrued interest were paid in full.

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

UNITED CANNABIS CORPORATION

Date: November 16, 2015	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer and Principal Financial Officer