Form 10-K
period 2015-12-31
United Cannabis Corp
filed 2016-04-28
CIK 1436161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As of June 30, 2015, based on the last reported closing price of $0.48 for the Company’s common stock on the OTC Bulletin Board interdealer quotation system on that date, the aggregate market value of the approximately 6,207,500 shares held by non-affiliates was $2,979,600.

The number of shares outstanding of the registrant’s common stock, as of April 22, 2016, was 44,988,500.

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

For the Fiscal Year Ended December 31, 2015

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

On March 26, 2014, we entered into a License Agreement with Earnest Blackmon, Tony Verzura and Chad Ruby pursuant to which Messrs. Blackmon, Verzura and Ruby licensed certain intellectual property to us in exchange for 38,690,000 shares of our common stock.

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

In May, 2014 we changed our corporate domicile from California to Colorado and changed our name to United Cannabis Corporation.

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

Our Products

We are focused on creating unique therapeutics for a wide range of diseases that can be utilized by patients globally.

Our Prana Bio Nutrient Medicinal products are designed to help supplement deficiencies related in the endocannabinoid system including pain, neuropathy, arthritis, MS, IBS, autism, seizures, eczema, sleep, anxiety, head trauma, opioid dependency and clinical endocannabinoid deficiencies. The endocannabinoid system is a signaling system within the human body that utilizes hundreds of receptors to help maintain homeostasis between the central nervous system and the immune system.

Our Prana Aromatherapy Transdermal Roll-on line uses a proprietary blend of essential oils infused with cannabinoids designed to provide targeted and large surface relief with combinations of aromatherapy. The transdermal is a part of the complete patent-pending Prana Bio Nutrient Medicinals line, which is offered in 5 categories (P1, P2, P3, P4, P5), with three delivery methods (sublingual, capsules, topical). Dosages range from 1mg to 50mg, are available in both raw or activated formulations, and paired with specific cannabis derived terpene profiles.

Our products are subject to all existing marijuana laws in the United States.

Our short term plan involves licensing the technology associated with our products to companies which are licensed to grow and sell medical marijuana in states where medical marijuana is legal.  As of April 20, 2016 we had signed license agreements with two companies.

Our long term plan is to perform clinical trials on the most promising products in our product line that are currently being manufactured in California. . We intend to perform our phase I clinical trials at the West Indies University in Jamaica.   We will fund the initial clinical trials by licensing our Prana product line to manufacturers in all legal territories in the United States and with revenue received for providing technical, financial and licensing consulting services. After our phase 1 clinical trials are complete, we plan on partnering with companies that have expertise in global pharmaceutical distribution and research for phase II and III clinical trials in the United States.

We work closely with many individuals and businesses in the medical marijuana industry.  Following is a summary of some of the key relationships which have been formalized with an agreement, letter of intent or memorandum of understanding.

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

On July 7, 2014, we borrowed $175,000 from WeedMD.  The loan was due and payable on demand.  On March 31, 2016, an unrelated third party agreed to assume all of our obligations pursuant to the loan in consideration for the transfer by us of 1,100,000 shares of the common stock of WeedMD to the unrelated third party.  WeedMD consented to the assumption of the loan and released us from any further liability with respect to the loan.

Harborside Health Center

Founded in 2006 by Steve DeAngelo, Harborside Health Center one of the largest medical cannabis dispensaries in the United States. Harborside has over 200,000 registered patients and was first in the nation to support education for seniors, veterans and families with severely ill children; first in the country to offer CBD-rich medicine; and the first to treat children with Dravet syndrome. Harborside continues to set an example of diversity and compliance, and is one of the prime advocates of diversity, sustainability and economic justice in the industry.

In November 2015 we granted Harborside the exclusive license to use our intellectual property and utility patent for the manufacture of our entire Prana Bio Nutrient Medicinal line, as well as affiliated Bubbleman products in California.

Westside Enterprises, LLC

On March 15, 2016 we signed a licensing agreement with Westside Enterprises LLC for the production and distribution of our Prana Bio Nutrient Medicinals products in Oregon.

Under the agreement, Westside has the exclusive license to use our intellectual property and our pending utility patent for the manufacture and sale of our entire Prana Bio Nutrient Medicinal line in Oregon.

Westside was established in 2015 in Eugene, Oregon to service the newly created recreational cannabis industry and to continue to serve the needs of the Oregon medical cannabis industry.  The Westside master grower has been growing and supplying cannabis for the Oregon medical community since 1999, drawing on 30 years of cultivation experience.

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

On October 17, 2014, we signed a Licensing and Exclusive Distribution Agreement with DNA which gives us the right to serve as the exclusive agent for the marketing, production and distribution of DNA products in Colorado.  We will seek to procure contracts on behalf of DNA with cannabis retail locations and/or producers and distributors for the production, distribution and sale of DNA products through their designated retail locations and/or producers and distributors in exchange for licensing and consulting fees from DNA.

Marcus Richardson - Bubbleman

Bubbleman processes raw cannabis plant for industrial growers using its proprietary and patented processing technologies. Bubbleman’s methodologies utilize water, ice and dry-sifting to process plants, to ensure a pure resin end-product. Bubbleman markets the “Original Bubble Bag™” filtration system for consumers. Mr. Richardson is the Chief Technology Officer of Cannabis Research and Development Limited, United Cannabis Corporation’s Jamaican-based business partner.

On September 1st 2015 we entered into a consulting and licensing Agreement with Marcus Richardson (“Bubbleman”) an individual that owns the Bubbleman brand of products, in which we agreed to help Bubbleman find licensed and permitted facilities with access to raw cannabis materials whereby they could produce and distribute their products.  We also agreed to help build Bubbleman brands and promote the use of Bubbleman equipment.  In return, Bubbleman agreed to pay us ongoing licensing and consulting fees.

Blue River Extracts

Blue River Extracts, headquartered in Colorado, provides a full spectrum of aromatherapy and essential oil profiles which are derived naturally from specific plant based cultivars utilizing a proprietary chemical-free process.  Terpenes are produced by countless plant species, prevalent in fruits, vegetables, herbs, spices, and other botanicals. Terpenes are also common ingredients in the human diet and have generally been recognized as safe to consume by the US Food and Drug Administration

On January 1, 2016, we granted a license to Blue River for the right to use our pending global utility patent for the use of terpenes as a diluent in aromatherapy, vaporization, essential oils, edibles, aerosols, and for product branding purposes.  We earn a fixed fee for the license, which expires on December 31, 2020. Earnest Blackmon and Tony Verzura, two of our officers and directors, are the principal owners of Blue River.

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

Government Regulation

Marijuana is a Schedule-I controlled substance and is illegal under federal law.  Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse.  The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.”  If the federal government decides to enforce the Controlled Substances Act in Colorado with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of March 21, 2016, 23 states and the District of Columbia allow their citizens to use Medical Marijuana.  Additionally, voters in the states of Colorado, Washington, Alaska, Oregon and the District of Columbia approved ballot measures to legalize cannabis for recreational use by adults.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.   However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of such federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments or the enactment of new and more restrictive laws.

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

Intellectual Property

Our intellectual property includes our management’s knowledge and know-how relating to the legalized growth, production, manufacture, marketing, management, utilization and distribution of medical and recreational marijuana and marijuana infused products.  It also includes a genetic catalogue including over 150 different strains of marijuana, and an advanced cannabinoid therapy program called “A.C.T. Now.”

We have also filed for utility patents related to the unique combinations of pharmaceutically active cannabinoids used to alleviate disorders of the nervous system, immune system and cancer with the U.S. Patent and Trademark office.

Employees

As of December 31, 2015, we had a total of three employees. There is no union representation of our employees, and we have never experienced an involuntary work stoppage. We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good.

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

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Markets Group, Inc.’s OTCBB tier under the symbol “CNABE.” The following is a summary of the high and low sales prices of our common stock for the periods indicated, as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2014
First Quarter	$10.00	$0.05
Second Quarter	$11.45	$0.75
Third Quarter	$4.25	$0.85
Fourth Quarter	$1.06	$0.36

Year ended December 31, 2015
First Quarter	$2.00	$0.56
Second Quarter	$1.09	$0.41
Third Quarter	$0.55	$0.27
Fourth Quarter	$0.43	$0.12

Year ended December 31, 2016
First Quarter	$0.79	$0.16

The share prices above reflect our four-for-one stock split effective March 21, 2014.

On April 22, 2016, the closing sales price on the OTC Markets Group, Inc.’s OTCBB tier for our common stock was $0.38.

Stockholders

As of April 22, 2016, we had approximately 57 shareholders of record and 44,988,500 shares of common stock outstanding.

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

Overview

We were originally formed as a California corporation under the name MySkin, Inc. on November 15, 2007. MySkin was engaged in the business of providing management services to a medical spa in Los Angeles, California which provided various advanced skin care services until March 31, 2014, when this business was sold to the prior President of the Company.

Following this sale, we changed our focus to providing products, services and intellectual property to the cannabis industry.

Results of Operations

The Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues and Cost of Revenues

Revenues and cost of revenues were $562,673 and $150,236, and $186,557 and $7,031, respectively, for the year ended December 31, 2015 and 2014. This increase in revenues and resultant cost of goods sold over 2014 was due to an increase the recognition of deferred revenue for consulting services, greater product support from a major customer, and certain changes in the mix of products and services provided during the twelve months ended December 31, 2015 as compared to the twelve months ended December 31, 2014.

Sales and Marketing Expenses

Sales and marketing expenses were 17,100 and $101,962 the years ended December 31, 2015 and 2014, respectively. The decrease in sales and marking expenses was due to our focus on serving existing customers during the year ended December 31, 2015 as compared to our sales and marketing efforts applicable to new products and services throughout the year ended December 31.

Research and Development Expenses

Research and development expenses (“R&D”) were $329 and $182,601 for the years ended December 31, 2015 and 2014, respectively. The decrease in R&D was due to our focus on sales of existing products and services throughout the year ended December 31, 2015 as compared to our R&D efforts applicable to new products and services during the twelve months ended December 31. 2014.

General and Administrative Expenses

General and administrative expenses (“G&A”) were $1,816,804 and $1,709,040 for the years ended December 31, 2015 and 2014, respectively. The increase in general and administrative expenses was due for the most part to an increase in personnel costs for the year ended December 31, 2015 as compared to the same period for 2014.

Other Nonoperating Expense, net

Our other nonoperating expense of was $1,461, 566 and $595,390, net, for the years ended December 31, 2015 and 2014, respectively. The increase is due for the most part to the (i) $734,967 increase in the loss on the extinguishment of debt and repurchase of warrants incurred in connection with the issue and of 612,000 warrants to Typenex in connection with a warrant settlement agreement, (ii) $90,900 increase in the recognition of the net loss in our equity investment in the unconsolidated affiliate, CRD, and (ii) an increase in the loss on investment in non-marketable equity securities of $88,475.

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

The following details our income (loss) from discontinued operations:

	Years Ended December 31,
	2015	2014

Revenues	$—	$20,684

Operating expenses:
Selling, general and administrative	—	63,878
Depreciation	—	—
Loss on disposal of assets	—	15,704
Total operating expenses	—	79,576

Income (loss) from discontinued operations, before income taxes	—	(58,892)
Provision for income taxes	—	—

Income (loss) from discontinued operations, net of income taxes	$—	$(58,892)

The factors that will most significantly affect future operating results will be:

•

Regulatory changes to different territories in the United States

•

Political party influence and what party(s) will gain control of the United States.

•

Rescheduling of Cannabis by the DEA or congress.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2015 we incurred losses of $2,883,362 and used cash in operating activities of $525,148, respectively, compared to $2,468,364 of losses and $1,189,057 of cash used in our operating activities for the year ended December 31, 2014. At December 31, 2015 and 2014, we had a working capital deficit of $2,410,679 and $1,304,209, respectively, and an accumulated deficit of $5,508,329 at December 31, 2015.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Net cash used in operating activities for the years ended December 31, 2015 and 2014, was $525,148 and $1,189,057 respectively. This $663,909 decrease was primarily due to positive impacts to our operating cash flows resulting from an increase in sales and the resultant impact on gross profits and decreases in marketing and R&D expenses during the twelve months ended December 31, 2015 as compared to the same period in 2014.

Net cash used in investing activities for the years ended December 31, 2015 and 2014 was $17,685 and $52,309, respectively. This decrease was due to $14,385 of payments applicable to our trademarks and provisional patents during the twelve months ended December 31, 2015 compared to our $50,000 cash equity investment in Lone Mountain during the year ended December 31, 2014.

Net cash provided by financing activities for the years ended December 31, 2015 and 2014 was $339,900 and $1,530,305 respectively. The decrease was primarily due to $900,000 from the sale of our common stock in 2014 compared to $0.0 during 2015, net of $339,900 of net proceeds from the issuance of convertible debt and warrants during the year ended December 31, 2015.

During the next 12 months, we anticipate that we will incur a minimum of $1.750 million of general and administrative expenses in order to execute our current business plans. We also plan to incur significant sales, marketing, research and development expenses during the next 12 months. We must obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

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

On November 10, 2015, Cutler & Co. resigned as our independent registered public accounting firm since Cutler merged its SEC auditing practice with Pritchett, Siler & Hardy, PC. On November 10, 2015, we engaged Pritchett, Siler & Hardy, P.C. as our new independent registered public accounting firm.

On March 23, 2016, we dismissed Pritchett as our independent registered public accounting firm.  Between November 10, 2015 and March 23, 2016 Pritchett did not perform an audit on our financial statements.

On March 18, 2016, we engaged BF Borgers CPA PC as our independent registered public accounting firm.

There were no disagreements with Anton, Cutler or Pritchett in respect of accounting and financial disclosure.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of December 31, 2015, because of the identification of a material weakness in our internal control over financial reporting which is described below. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in their Internal Control-Integrated Framework. Based on this evaluation, our management concluded that that our internal control over financial reporting was not effective as of December 31, 2015.

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

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
Earnest Blackmon	44	CEO, President, principal financial and accounting officer and director
Chad Ruby	40	Chief Operating Officer, Secretary, Treasurer and director
Tony Verzura	38	Vice President, Chief Technical Officer and director

The following is a brief summary of the background of each officer and director including their principal occupation during the five preceding years. Neither of these persons is a financial expert as that term is defined by the SEC. All directors will serve until their successors are elected and qualified or until they are removed.

Earnest Blackmon has been a director since April 2014. He was elected President in March 2014 and was elected CEO and principal financial officer in June 2014.  Mr. Blackmon is also the President and owner of Blue River Inc., a company under common control that is engaged in creating and retailing aroma therapy products in Denver, Colorado since February 2015.. He has served as the master grower and Chief Technical Officer/Member of RiverRock LLC, a company that was under common control that is engaged in growing and selling medical and recreational marijuana in Denver, Colorado, from November of 2009 to July 2015. He served as the Chief Operating Officer/Owner of Sweet Lawn and Landscaping in Tampa, Florida from January of 2004 to June of 2008 and from July 2008 until October 2009 he consulted with several collectives in California on their cultivation methods.  Mr. Blackmon attended John’s Hopkins University from 1991 to 1992.  We believe that his 20 years of experience in the commercial horticulture industry and more specifically in growing marijuana and his six years in the cannabis industry enable him to make valuable contributions to our board of directors.

Chad Ruby has been a director since April 2014. He was elected Chief Operating Officer in March 2014 and was elected Secretary and Treasurer in August 2014.  He has been a portfolio manager, real estate broker and appraiser for the last 13 years.  He started with Hudson Appraisals, Inc. in 2002 and became a partner and Chief Operating Officer in February of 2005, and he resigned as Chief Operating Officer in June of 2008.  Mr. Ruby was employed by NRT REO Experts, LLC, Orlando, Florida, as a portfolio manager from June of 2008 until April 2014.  During 2013 and 2014 he was a part-time consultant for RiverRock LLC, a company that was under common control that is engaged in growing and selling medical and recreational marijuana in Denver, Colorado.  Mr. Ruby graduated from the University of Central Florida in 2010 with a B.S. in Finance.  We believe that Mr. Ruby’s 13 years of real estate and business experience combined with his college degree in finance and his consulting experience with RiverRock LLC qualify him to serve as a member of our board of directors.

Tony Verzura has been a director since April 2014. He was elected Vice President and Chief Technical Officer in March 2014.  Mr. Verzura is also the Vice President and owner of Blue River Inc., a company under common control that is engaged in creating and retailing aroma therapy products in Denver, Colorado since February 2015.  He has served as the patient care facilitator and Chief Operating Officer for RiverRock LLC, a company that was under common control that is engaged in growing and selling medical and recreational marijuana in Denver, Colorado, from November of 2009 to July 2015. He worked as an independent contractor from January of 2004 to June of 2009.  Mr. Verzura attended Florida International University from 1999 to 2003.  We believe that Mr. Verzura’s six years of experience as Chief Operating Officer of RiverRock LLC enables him to make valuable contributions to our board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2015, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

As a smaller reporting company, we are required to disclose for fiscal years 2015 and 2014 the executive compensation of our “Named Executive Officers,” which consist of the following individuals: (i) any individual serving as our principal executive officer or acting in a similar capacity; (ii) our two other most highly compensated executive officers serving as executive officers at the end of the most recently completed fiscal year; and (iii) any additional individuals for whom disclosure would have been provided but for the fact the individual was not serving as an executive officer at the end of our most recently completed fiscal year.

The following Summary Compensation Table sets forth for fiscal 2015 and 2014, the compensation awarded to, paid to, or earned by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (4)	All other Compensation ($)	Total ($)

Ernie Blackmon	2015	173,854	139,207	—	313,140
CEO, President, principal financial officer and director (1)	2014	97,486	139,221	38,076	274,783

Chad Ruby	2015	173,933	139,207		313,140
Chief Operating Officer, Secretary, Treasurer and director (2)	2014	97,877	139,221	28,954	266,052

Tony Verzura	2015	173,854	139,207		313,140
Vice President, Chief Technical Officer and director (3)	2014	96,350	139,221	31,742	267,313

———————

(1)

Mr. Blackmon was elected as our President on March 26, 2014, he was elected as our CEO on June 24, 2014, and he has served as our principal financial officer since June 24, 2014. Mr. Blackmon was appointed as a director effective April 7, 2014.

Mr. Blackmon’s salary for the year ended December 31, 2015, was $173,854 (of which $69,604 was forgone by Mr. Blackmon and paid for with 350,000 stock options valued at $69,604) and during fiscal 2015 he earned stock option awards with a grant date fair value of $139,207 as more fully described in footnote (4).

Mr. Blackmon’s salary for the period May 16, 2014 through December 31, 2014, was $97,486 and during fiscal 2014 he earned stock option awards with a grant date fair value of $139,221 as more fully described in footnote (4). Mr. Blackmon also received $38,076 for services that he provided as an independent contractor during the period March 1, 2014 through May 15, 2014.

(2)

Mr. Ruby was elected as our Chief Operating Officer on March 26, 2014, he was elected Secretary and Treasurer on August 15, 2014, and he was appointed as a director on April 7, 2014.

Mr. Ruby’s salary for the year ended December 31, 2015, was $173,933 (of which $55,683 was forgone by Mr. Ruby and paid for with 280,000 stock options valued at $55,683) and during fiscal 2015 he earned stock option awards with a grant date fair value of $139,207 as more fully described in footnote (4).

Mr. Ruby’s salary for the period May 16, 2014 through December 31, 2014, was $97,877 and during fiscal 2014 he earned stock option awards with a grant date fair value of $139,221 as more fully described in footnote (4). Mr. Ruby also received $28,954 for services that he provided as an independent contractor during the period March 1, 2014 through May 15, 2014.

(3)

Mr. Verzura was elected as our Vice President and Chief Technical Officer on March 26, 2014, and was appointed as a director effective April 7, 2014.

Mr. Verzura’s salary for the year ended December 31, 2015, was $173,854 (of which $69,604 was forgone by Mr. Verzura and paid for with 350,000 stock options valued at $69,604) and during fiscal 2015 he earned stock option awards with a grant date fair value of $139,207 as more fully described in footnote (4).

Mr. Verzura’s salary for the period May 16, 2014 through December 31, 2014, was $96,350 and during fiscal 2014 he earned stock option awards with a grant date fair value of $139,221 as more fully described in footnote (4). Mr. Verzura also received $31,742 for services that he provided as an independent contractor during the period March 1, 2014 through May 15, 2014.

(4)

On November 20, 2014, our board of directors approved our 2014 Stock Incentive Plan (the “Plan”). The Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success.

During fiscal 2015, Messrs. Blackmon, Verzura and Ruby each earned 700,000 stock options under the Plan. The options were granted on January 15, 2016, were fully vested at the time of grant and gave the option holder the right to purchase shares of our common stock at $0.20 per share during the ten year term. As more fully described in Footnote 20 to our consolidated financial statements included in Item 8 of this Report, we recognized the grant date fair value of approximately $0.20 per share as share-based compensation expense in fiscal 2015.

On January 3, 2016, Messrs. Blackmon and Verzura each agreed to forego $70,000 of 2015 salary in lieu of 350,000 stock options each under the Plan and Mr. Ruby agreed to forego $56,000 of 2015 salary in lieu of 280,000 stock options under the Plan. The options were granted on January 15, 2016, were fully vested at the time of grant and gave the option holder the right to purchase shares of our common stock at $0.20 per share during the ten year term. As more fully described in Footnote 20 to our consolidated financial statements included in Item 8 of this Report, we recognized the grant date fair value of approximately $0.20 per share as share-based compensation expense in fiscal 2015.

During fiscal 2014, Messrs. Blackmon, Verzura and Ruby each earned 200,000 stock options under the Plan. The options were granted on January 9, 2015, were fully vested at the time of grant and gave the option holder the right to purchase shares of our common stock at $0.70 per share during the ten year term of the option. As more fully described in Footnote 14 to our consolidated financial statements included in Item 8 of this Report, we recognized the grant date fair value of approximately $0.70 per share as share-based compensation expense in fiscal 2014.

The following shows the amounts we expect to pay to our officers during the twelve months ending December 31, 2016, and the amount of time these persons expect to devote to our business.

	Projected	% of time to be
Name	Compensation	devoted to our business

Ernie Blackmon	$265,000	50%
Chad Ruby	$265,000	60%
Tony Verzura	$265,000	70%

Employment Contracts, Termination of Employment, Change-in-Control Arrangements

As of the date hereof, we have not entered into any employment agreements with any of our Named Executive Officers.

Outstanding Equity Awards

Outstanding equity awards as of the fiscal year ended December 31, 2015 are as follows:

Name	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date

Ernie Blackmon	200,000	—	—	0.70	1/8/2024

Chad Ruby	200,000	—	—	0.70	1/8/2024

Tony Verzura	200,000	—	—	0.70	1/8/2024

———————

(1)

All stock options were fully vested on the date of grant, January 9, 2015.

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors

During the fiscal year ended December 31, 2015, we did not compensate our directors for acting as such.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table shows the beneficial ownership of our common stock as of April 22, 2016, by (i) each person whom we know beneficially owns more than 5% of the outstanding shares of our common stock; (ii) each of our executive officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, to our knowledge each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise specified, the address of each of the persons set forth below is in care of UCANN at 1600 Broadway, Suite 1600, Denver, Colorado 80202.

The percentage of class beneficially owned is based on 44,988,500 shares of common stock issued and outstanding as of April 22, 2016. Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants or the conversion of convertible securities are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not be deemed to be outstanding for the purpose of computing the percentage of the class by any other person.

Name	Number of Shares Beneficially Owned		Percentage of Class
Ernie Blackmon	23,678,000	(1)	51.2%
Chad Ruby	2,490,000	(2)	5.4%
Tony Verzura	16,202,000	(3)	35.0%
All executive officers and directors as a group (three persons)	42,370,000	(1)(2) (3)	87.1%

———————

(1)

Includes 1,250,000 shares underlying currently exercisable stock options held by Mr. Blackmon.

(2)

Includes 1,180,000 shares underlying currently exercisable stock options held by Mr. Ruby.

(3)

Includes 1,250,000 shares underlying currently exercisable stock options held by Mr. Verzura.

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of December 31, 2015:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	600,000	$0.20	3,400,000

Equity compensation plans not approved by security holders	—	—	—

Description of Equity Compensation Plan

For a description of our 2014 Equity Incentive Plan see Footnote 14 to our consolidated financial statements included in Item 8 of this Report

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Officers and Directors

Other than the transactions described below, since January 1, 2014, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years; and
•

in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Messrs. Blackmon and Verzura have made loans to or equity investments in RiverRock LLC, a Colorado company which is licensed by the Colorado Department of Revenue to operate a dispensary, to manufacture marijuana infused products and to operate a cultivation facility.  We had sales of non-marijuana products to this entity in the amounts of $4,425 and $14,600 during 2015 and 2014, respectively.  During 2015, Messrs. Blackmon and Verzura divested those interests.  As Messrs. Blackmon and Verzura may have significant influence on management or operating polices of the customer, we have classified sales to this customer as revenues, affiliate, in our consolidated statements of operations and accounts receivable from this customer as due from related parties on our consolidated balance sheets.

In February 2015, Messrs. Blackmon, Verzura and Ruby formed Blue River Inc. (“Blue River”), a Colorado corporation in the cannabis industry that plans to manufacture and wholesale medicinal and recreational cannabis products including our Prana Bio Nutrient Medicinals products. On December 2, 2015, Mr. Ruby relinquished his ownership in Blue River, effective November 2, 2015. During the year ended December 31, 2015, we advanced Blue River $3,284 and included this amount in due from related parties. On January 1, 2016, our wholly owned subsidiary, UCANN California Corporation (“UCANN CA”), entered into a five year consulting and intellectual property licensing arrangement with Blue River whereby UCANN CA will provide consulting services to Blue River at hourly rates and a non-exclusive license to our intellectual property for $5,000 per month. The arrangement can be terminated by either party by written agreement.

On April 6, 2016, we borrowed $25,000 from Ernest Blackmon and $25,000 from Tony Verzura and used the proceeds to repay principal and interest applicable on our $102,000 convertible promissory note dated October 12, 2015, to JSJ Investments Inc.  The loans, together with interest at 12% per year, are payable on December 30, 2016. We may prepay the loans at any time. If the loans are repaid on or before September 30, 2016, the principal amount which is being repaid will increase by 10%. If the loans are repaid after September 30, 2016, the principal amount which is being repaid will increase by 15%.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal year ending December 31, 2013, Anton & Chia LLP ("Anton") was our independent registered public accounting firm and remained so through July 22, 2014. On July 22, 2014, we dismissed Anton and engaged the services of Cutler & Co., LLC (“Cutler”) as our independent registered public accounting firm.

During the fiscal year ending December 31, 2014, Cutler was our independent registered public accounting firm and remained so through November 10, 2015. On November 10, 2015, Cutler resigned as our independent registered public accounting firm, as Cutler merged with Pritchett, Siler & Hardy, PC (“Pritchett”) and on November 10, 2015, we engaged the services of Pritchett as our independent registered public accounting firm.

During the fiscal year ending December 31, 2015, Pritchett was our independent registered public accounting firm and remained so through March 23, 2016. On March 23, 2016, we dismissed Pritchett and on March 18, 2016, we engaged the services of B.F. Borgers, CPA PC., as our independent registered public accounting firm.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2015 and December 31, 2014.

Anton	2015	2014
Audit Fees	$2,500	$16,980
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Cutler	2015	2014
Audit Fees	$14,000	$3,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Pritchett	2015	2014
Audit Fees	$2,500	$—
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

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

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A) Documents filed as part of this Annual Report on Form 10-K are as follows:

1. Financial Statements:

Report of Cutler & Co., LLC

Report of B.F. Borgers, CPA PC

Consolidated Financial Statements:

Balance Sheets at December 31, 2015 and 2014

Statements of Operations for each of the two years in the period ended December 31, 2015

Statements of Stockholders’ (Deficit) Equity for each of the two years in the period ended December 31, 2015

Statements of Cash Flows for each of the two years in the period ended December 31, 2015

Notes to Consolidated Financial Statements

2. Financial Statement Schedules for each of the two years in the period ended December 31, 2015

NOTE:  All schedules have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

(B) Exhibits:

Exhibit	Description
3.1	Articles of Incorporation of Registrant (California) dated November 15, 2007. (1)
3.2	Bylaws of Registrant (California). (1)
3.3	Audit Committee Charter dated May 27, 2008. (1)
3.4	Articles of Incorporation of Registrant (Colorado) dated March 25, 2014 (10).
3.5	Bylaws of Registrant (Colorado) dated March 27, 2014 (11).
4.1	Secured Convertible Promissory Note dated August 13, 2014, issued to Typenex Co-Investment, LLC. (7)
4.2	Warrant #1 to Purchase Shares of Common Stock dated August 13, 2014, issued to Typenex Co-Investment, LLC. (8)
4.3	Convertible Promissory Note, dated October 6, 2015, made by United Cannabis Corporation and payable to Vis Vires Group, Inc. (11)
4.4	Convertible Promissory Note, dated October 8, 2015, made by United Cannabis Corporation and payable to JSJ Investments, Inc. (13)
4.5	Convertible Promissory Note, dated December 9, 2015, made by United Cannabis Corporation and payable to Tangiers Investment Group, LLC. (15)
10.1	Facilities and Management Services Agreement dated March 1, 2009. (1)
10.2	Revolving Promissory Note and Security Agreement with Marichelle Stoppenhagen dated December 28, 2011. (1)
10.3	Convertible Note in favor of NYX Capital Advisors, Inc. Dated September 30, 2013. (2)
10.4	License Agreement with Earnest Blackmon, Tony Verzura and Chad Ruby dated March 26, 2014. (3)
10.5	Asset Assignment and Purchase Agreement dated March 31, 2014. (4)
10.6	Plan of Merger dated April 10, 2014. (5)
10.7	Consultancy Agreement on Products Related to Neural Stem Cells dated May 6, 2014. (6)
10.8	Securities Purchase Agreement, dated as of August 13, 2014, by and between Typenex Co-Investment, LLC and United Cannabis Corporation. (8)
10.9	Security Agreement, dated as of August 13, 2014, by and between Typenex Co-Investment, LLC and United Cannabis Corporation. (8)
10.10	Investor Note #1 dated August 13, 2014. (8)
10.11	Promissory Note, dated December 18, 2014, made by United Cannabis Corporation and payable to Sláinte Ventures, LLC. (9)
10.12	Royalty and Consulting Services Agreement between United Cannabis Corporation and FoxBarry Farms, LLC dated December 28, 2014. (10)
10.13	Securities Purchase Agreement, dated September 24, 2015, by and between Vis Vires Group, Inc. and United Cannabis Corporation. (12)
10.14	Securities Agreement, dated December 11, 2015, by and between Tangiers Investment Group, LLC and United Cannabis Corporation. (15)

10.15	First Amendment to Promissory Note together with Form of Warrant, dated March 18, 2016, by and between United Cannabis Corporation and its wholly owned subsidiaries and Sláinte Ventures, LLC. (16)
10.16	Assignment of Debt Agreement, dated March 24, 2016, by and between Buckingham Group Limited, WeedMD Rx Inc. and United Cannabis Corporation. (17)
10.17	Promissory Note, dated March 30, 2016, made by United Cannabis Corporation and payable to Sláinte Ventures, LLC. (17)
10.18	Promissory Note, dated April 6, 2016, made by United Cannabis Corporation and payable to Sláinte Ventures, LLC. (18)
10.19	Promissory Note, dated April 6, 2016, made by United Cannabis Corporation and payable to Earnest Blackmon. (18)
10.20	Promissory Note, dated April 6, 2016, made by United Cannabis Corporation and payable to Tony Verzura. (18)
14.1	Code of Ethics, dated May 27, 2008. (1)
16.1	Letter from Anton & Chia addressed to SEC, dated as of August 4, 2014 (7)
16.2	Letter from Cutler & Co. LLC addressed to SEC, dated November 13, 2015 (14)
16.3	Letter from Pritchett, Siler & Hardy, P.C. addressed to SEC, dated April 25, 2016 (19)
21.1	Subsidiaries of United Cannabis Corporation (20).
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

Attached as Exhibit 101 to this report are the following materials from United Cannabis Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

———————

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10 filed on January 17, 2012.
(2)	Incorporated by reference to the Registrant’s Form 10-Q filed on November 13, 2013.
(3)	Incorporated by reference to the Registrant’s Form 8-K dated March 26, 2014, filed March 28, 2014.
(4)	Incorporated by reference to the Registrant’s Form 8-K dated March 31, 2014, filed April 3, 2014.
(5)	Incorporated by reference to Appendix A of the Registrant’s Definitive Schedule 14C dated April 11, 2014, filed on April 11, 2014.
(6)	Incorporated by reference to the Registrant’s Form 8-K dated May 2, 2014, filed May 8, 2014.
(7)	Incorporated by reference to the Registrant’s Form 8-K dated July 22, 2014, filed August 5, 2014.
(8)	Incorporated by reference to the Registrant’s Form 8-K dated August 13, 2014, filed August 19, 2014.
(9)	Incorporated by reference to the Registrant’s Form 8-K dated December 22, 2014, filed January 6, 2015.
(10)	Incorporated by reference to the Registrant’s Form 8-K dated December 28, 2014, filed January 7, 2015.
(11)	Incorporated by reference to the Registrant’s Form 10-K filed on April 15, 2015.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2015, filed on October 10, 2015.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated October 12, 2015, filed on October 16, 2015.
(14)	Incorporated by reference to the Registrant’s Form 8-K dated November 10, 2015, filed on November 16, 2015.
(15)	Incorporated by reference to the Registrant’s Form 8-K dated December 9, 2015, filed on December 22, 2015.
(16)	Incorporated by reference to the Registrant’s Form 8-K dated March 18, 2016, filed on March 24, 2016.
(17)	Incorporated by reference to the Registrant’s Form 8-K dated March 30, 2016, filed on April 5, 2016.
(18)	Incorporated by reference to the Registrant’s Form 8-K dated April 6, 2016, filed on April 13, 2016.
(19)	Incorporated by reference to the Registrant’s Form 8-K dated March 23, 2016, filed on April 25, 2016.
(20)	Incorporated by reference to Exhibit 21.1 filed with the Registrant’s 10-K report for the year ended December 31, 2014.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Cannabis Corporation (formerly MySkin, Inc.) and subsidiary company as of December 31, 2014, and the related statement of operations and cash flows for the for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Wheat Ridge, Colorado

April 15, 2015

9605 West 49thAve, Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~ www.cutlercpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of United Cannabis Corporation:

We have audited the accompanying consolidated balance sheets of United Cannabis Corporation (“the Company”) as of December 31, 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of United Cannabis Corporation, as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Lakewood, CO
April 26, 2016

UNITED CANNABIS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$118,420	$321,353
Accounts receivable, net	53,435	6,245
Due from related parties	8,284	44,012
Prepaid expenses	56,341	177,400
Deferred financing costs, net	32,400	—
Total current assets	268,880	549,010

Intangible assets	32,273	18,210
Investments in non-marketable equity securities	205,275	593,750
Equity method investments	88,000	138,000
Total assets	$594,428	$1,298,970

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$104,238	$27,424
Accrued expenses	928,533	550,795
Derivative liabilities	383,581	—
Current portion of deferred revenue	380,000	500,000
Notes payable	775,000	775,000
Convertible notes payable, net of $272,793 and $0 debt discount, respectively	108,207	—
Total current liabilities	2,679,559	1,853,219

Long term liabilities:
Deferred revenue, net of current portion	383,750	443,750
Total liabilities	3,063,309	2,296,969

Stockholders' deficit:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 44,988,500 and 44,060,000 shares issued and outstanding, respectively	3,039,448	1,626,968
Accumulated deficit	(5,508,329)	(2,624,967)
Total stockholders' deficit	(2,468,881)	(997,999)
Total liabilities and stockholders' deficit	$594,428	$1,298,970

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014
Revenues:
Revenues, non-affiliates	$558,248	$171,957
Revenues, affiliate	4,425	14,600
Total revenues	562,673	186,557
Cost of revenues:
Cost of revenues, non-affiliate	75,672	7,031
Cost of revenues, affiliate	74,564	—
Total cost of revenues	150,236	7,031
Gross profit	412,437	179,526

Operating expenses:
Sales and marketing	17,100	101,962
Research and development	329	182,606
General and administrative	1,816,804	1,709,040
Total operating expenses	1,834,233	1,993,608

Loss from operations	(1,421,796)	(1,814,082)

Other income (expense):
Interest income	252	37,837
(Loss) gain on derivative liabilities	(23,593)	6,099
Loss on origination of derivative liability	—	(12,810)
Interest expense	(107,748)	(131,479)
Amortization of debt discount	(82,500)	(161,402)
Equity in net loss of unconsolidated affiliate	(90,900)	—
Loss on extinguishment of debt and repurchase of warrants	(768,602)	(33,635)
Loss on investment in non-marketable equity securities	(388,475)	(300,000)
Total other income (expense), net	(1,461,566)	(595,390)

Loss from continuing operations	(2,883,362)	(2,409,472)

Net loss from discontinued operations	—	(58,892)

Net loss	$(2,883,362)	$(2,468,364)

Basic and diluted net loss per share:
Continuing operations	$(0.06)	$(0.06)
Discontinued operations	na	(0.00)
Net loss per share	$(0.06)	$(0.06)

Basic and diluted weighted-average common shares outstanding:	44,793,510	38,256,438

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, December 31, 2013	6,020,000	$165,495	$(156,603)	$8,892

Shares issued for conversion of debt	40,000,000	50,000	—	50,000
Shares cancelled	(41,690,000)	—	—	—
Shares issued for license agreement	38,690,000	—	—	—
Shares and warrants issued for cash	600,000	900,000	—	900,000
Warrants issued with convertible debt	—	694,525	—	694,525
Shares issued for services	400,000	305,100	—	305,100
Purchase and cancellation of warrants	—	(576,152)	—	(576,152)
Shares issued for equity method investments	40,000	88,000	—	88,000
Net loss	—	—	(2,468,364)	(2,468,364)

Balance, December 31, 2014	44,060,000	1,626,968	(2,624,967)	(997,999)

Shares issued for repurchase of warrant	621,000	987,390	—	987,390
Cancellation of warrant	—	(218,788)	—	(218,788)
Shares issued for services	307,500	226,215	—	226,215
Stock options issued for compensation	—	417,663	—	417,663
Net loss	—	—	(2,883,362)	(2,883,362)

Balance December 31, 2015	44,988,500	$3,039,448	$(5,508,329)	$(2,468,881)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Operating activities:
Net loss	$(2,883,362)	$(2,468,364)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on sale of assets of discontinued operations	—	15,704
Provision for losses on accounts receivable	24,185	—
Amortization of debt discount	82,500	161,402
Amortization of deferred financing costs	8,700	—
Non-cash interest expense	4,694	15,320
Notes payable issued for debt issuance costs	—	46,000
Loss on origination of derivative liability	—	12,810
Share-based compensation	1,030,681	551,685
Value of non-marketable equity securities recognized as revenue	(180,000)	(150,000)
Loss (gain) on revaluation of derivative liabilities	23,593	(6,099)
Loss on non-marketable equity securities	388,475	300,000
Equity in net loss of unconsolidated affiliate	90,900	—
Loss on extinguishment of debt and repurchase of warrants	768,602	33,635
Changes in operating assets and liabilities:
Accounts receivable	(68,263)	(6,245)
Due from related party	(8,284)	(33,238)
Prepaid expenses	(3,394)	(6,321)
Accounts payable and accrued expenses	195,825	144,654
Deferred revenue	—	200,000
Net cash provided by (used in) operating activities	(525,148)	(1,189,057)

Investing activities:
Purchase of intangible assets	(17,685)	(2,309)
Purchase of equity method investments	—	(50,000)
Net cash provided by (used in) investing activities	(17,685)	(52,309)

Financing activities:
Net proceeds from issuance of notes payable	—	761,500
Net proceeds from issuance of convertible debt and warrants	339,900	225,000
Repayment of convertible debt and repurchase of warrants	—	(356,195)
Proceeds from issuance of common shares and warrants	—	900,000
Net cash provided by (used in) financing activities	339,900	1,530,305

Net increase (decrease) in cash	(202,933)	288,939

Cash, beginning of period	321,353	32,414

Cash, end of period	$118,420	$321,353

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014
Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Intangible asset costs included in accounts payable	$12,279	$15,901
Non-marketable equity securities received as consideration for future services	$—	$893,750
Issuance of common stock for equity method investment	$—	$88,000
Issuance of common stock for services	$47,880	$83,600
Issuance of common stock for prepaid professional fees	$187,335	$221,500
Issuance of common stock for repurchase of warrant	$987,390	$—
Warrants cancelled	$(218,788)	$(576,152)
Warrants issued for debt discount	$—	$694,525
Issuance of stock options for compensation	$417,664	$—
Issuance of note payable for debt issuance costs	$—	$13,500
Issuance of convertible note payable for debt issuance costs	$41,000	$32,500
Debt conversion feature issued for debt discount	$(355,293)	$(151,937)
Conversion of note payable, related party, into common stock	$—	$50,000

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

Background and Current Operations

United Cannabis Corporation ("we", "our", "us", or "UCANN") a Colorado corporation, was originally formed as a California corporation under the name MySkin, Inc. (“MySkin”) on November 15, 2007. MySkin was engaged in the business of providing management services to a medical spa in Los Angeles, California which provided various advanced skin care services until March 31, 2014, when this business was sold.

In early 2014, we decided to exit the medical spa management business and change our focus to providing products, services and intellectual property licenses to the cannabis industry.

On March 26, 2014, we entered into a License Agreement with Earnest Blackmon, Tony Verzura and Chad Ruby pursuant to which Messrs. Blackmon, Verzura and Ruby licensed certain intellectual property to us in exchange for a total of 38,690,000 shares of our common stock.

In connection with this transaction:

•

Messrs. Blackmon, Verzura and Ruby licensed to us all of their knowledge and know-how relating to the design and buildout of cultivation facilities, growing/cultivation systems, seed-to-sale protocols and procedures, products, a genetic catalogue including over 150 different strains, an advanced cannabinoid therapy program called "A.C.T. Now", security, regulatory compliance, and other methods and processes which relate to the cannabis industry.

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

UCANN was formed as a Colorado corporation on March 25, 2014, and on May 2, 2014, MySkin merged into UCANN, a wholly-owned subsidiary of MySkin, for the purpose of changing domicile from California to Colorado and changing the corporation's name to United Cannabis Corporation.

On March 31, 2014, we sold all right, title and interest in the tangible and intangible assets, trademarks, customer lists, intellectual property and rights, which we owned and were related to our advanced skin care business since we have entered into a new business and we no longer have any use for these assets. The assets were sold to MySkin Services, Inc. (“MTA”), a business partly owned by Marichelle Stoppenhagen, our former officer and director, in exchange for the $15,000 payable which we owed to Ms. Stoppenhagen and/or MTA.  In addition, MTA assumed all costs associated with these assets starting on March 31, 2014.

Government Regulation - Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, 23 states and the District of Columbia allow their citizens to use medical marijuana, and four states and the District of Columbia have legalized marijuana for recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana. However, there is no guarantee that the current administration will not change its stated policy regarding the low-priority enforcement of federal laws, or that any future administration would not change this policy and decide to enforce the federal laws vigorously.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries UC Nevada L.L.C., UC Colorado Corporation and UCANN California Corporation. All intercompany accounts and transactions have been eliminated. Our consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Use of Estimates - The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements and the reported amounts of revenues and expenses during the periods presented.

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

Fair Value of Financial Instruments -  Our financial instruments consist principally of cash and cash equivalents, accounts receivable, non-marketable equity securities, accounts payable, notes payable and other current assets and liabilities. We value our financial assets and liabilities using fair value measurements. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2: Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at December 31, 2015, approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2015 and 2014.

Cash and Cash Equivalents - We consider investments with original maturities of 90 days or less to be cash equivalents. We do not have any cash equivalents as of December 31, 2015 or December 31, 2014.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our allowance for doubtful accounts was $4,340 and $0 as of December 31, 2015 and 2014, respectively. We recorded bad debt expense, included in general and administrative expenses, of $24,185 and $0 during the years ended December 31, 2015 and 2014, respectively.

Prepaid Expenses - Prepaid expenses are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Property and Equipment – Our property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives of three to five years. Assets acquired under capital leases are depreciated over the lesser of the useful life of the asset or the lease term. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from our accounts and any resulting gain or loss is reflected in our consolidated statements of operations.

Intangible Assets – Our intangible assets, consisting of applications for trademarks, design mark and provisional patents are recorded at cost, and once approved, will be amortized using the straight-line method over an estimated useful life of 10 to 20 years.

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

We have not recorded any impairment charges related to long-lived assets as of December 31, 2015 or December 31, 2014.

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

Revenue Recognition - We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on our management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue for services with a payment in the form of stock, warrants or other financial assets is recognized when the services are performed. The value of revenue paid for with warrants is measured using the Black-Scholes-Merton pricing model. Revenue from product sales, including delivery fees, is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured. Generally, our suppliers drop-ship orders to our clients with origin terms. For any shipments with destination terms, we defer revenue until delivery is made to the customer. During the years ended December 31, 2015 and 2014, sales returns were not significant and as such, no sales return allowance had been recorded as of December 31, 2015 or December 31, 2014.

Reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included as a component of revenues. Typically, an equivalent amount of reimbursable expenses are included in cost of revenues. Reimbursable expenses related to time and materials and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred and collectability is reasonably assured. Taxes collected from customers and remitted to governmental authorities are presented in our consolidated statement of operations on a net basis.

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

Shipping and Handling Costs - For product sales, shipping and handling costs are included as a component of cost of revenues. During the years ended December 31, 2015 and 2014, we incurred shipping and handling costs of $1,013 and $0, respectively.

Advertising Costs - All advertising costs are expensed as incurred. During the years ended December 31, 2015 and 2014, we incurred $16,500 and $304 of advertising costs, respectively, and included these costs in sales and marketing expense in our consolidated statements of operations.

Research and Development Expenses - Research and development (“R&D”) costs are charged to expense as incurred. Our R&D expenses include, but are not limited to, consulting service fees and materials and supplies used in the development of our proprietary products and services.

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

We account for stock option grants issued and vesting to employees based on ASC 718, Compensation – Stock Compensation, whereas the award is measured at its fair value at the date of grant and is amortized ratably over the vesting period. Accounting for share-based compensation to employees requires the measurement and recognition of compensation expense for all share-based payment awards made to employees based on estimated fair values. We estimate the fair value of all stock option awards on the date of grant using the Black-Scholes-Merton pricing model, which is affected by our stock price, as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee option exercise behaviors, risk free interest rates and expected dividends. We also estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from our estimates

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes - Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that we do not consider it more likely than not that a future tax asset will be recovered, we will provide a valuation allowance against the excess.

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

	Years Ended December 31,
	2015	2014
Warrants to purchase common stock	3,000,000	3,997,692
Stock options	600,000	—
Total potentially dilutive securities	3,600,000	3,997,692

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the years ended December 31, 2015 and 2014, we did not have any gains and losses resulting from activities or transactions that resulted in other comprehensive income or loss.

Segment Reporting – UCANN operates as one segment.

Concentration of Credit Risk - Financial instruments that potentially subject us to credit risk consist of cash. We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may not be insured by the FDIC.

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

Percentage of Revenue:

	Years Ended December 31,
	2015	2014
Customer A	36%	—%
Customer B	32%	80%
Customer C	18%	4%

Percentage of Accounts Receivable:

	Years Ended December 31,
	2015	2014
Customer D	56%	—%
Customer E	41%	—%
Customer F	—%	46%
Customer G	—%	33%
Customer H	1%	21%

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

In May 2014, the FASB issued guidance on revenue from contracts with customers, which implements a five step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for us at the beginning of fiscal year 2018, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact that the adoption will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing reporting.

In August 2014, the FASB issued guidance on disclosure of uncertainties about an entity's ability to continue as a going concern. This guidance requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued and provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. Certain disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern. The guidance is effective for us at the beginning of fiscal year 2017, with early adoption permitted. We do not expect that the adoption of this standard will have a material effect on our consolidated financial statements.

In April 2015, the FASB issued guidance requiring us to present debt issuance costs in the balance sheet as a reduction from the related debt liability rather than as an asset. Amortization of these costs will continue to be reported as interest expense. This guidance is effective for us at the beginning of fiscal year 2016, and early adoption is allowed. Retrospective application is required. Upon adoption, the deferred financing costs associated with our notes payable will be reclassified from “Deferred financing costs” to “Notes payable, net.”

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2015, the FASB issued guidance requiring entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet instead of separating into current and noncurrent amounts. This guidance is effective for us at the beginning of fiscal year 2017, on a prospective or retrospective basis. Early adoption is permitted for all companies in any interim or annual period. We have not determined in what period it will adopt or what adoption method we will use and we are currently assessing the impact that this guidance may have on our consolidated financial statements.

In February 2016, the FASB issued guidance on leases which requires entities to recognize right-of-use assets and lease liabilities on the balance sheet for the rights and obligations created by all leases, including operating leases, with terms of more than 12 months. The new guidance also requires additional disclosures on the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative information. The new guidance will be effective for us at the beginning of fiscal year 2019. Early adoption is permitted. We are in the process of evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2015, we incurred losses of $2,883,362 and used cash of $525,148 in our operating activities. As at December 31, 2015, we had a working capital deficit of $2,410,679 and an accumulated deficit of $5,508,329.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Currently we are not in compliance with the covenants under our debt agreements. As a result, we are proactively working with our lenders and evaluating options for maintaining compliance, which include requesting covenant amendments, waivers or forbearances, and could include a possible reduction of our debt level, including the payment of prepayment penalties. Our failure to comply with these covenants would be an event of default that, if not waived, could result in the acceleration of most our outstanding indebtedness, including the acceleration of our convertible notes and certain notes payable. If the lenders were to make such a demand for repayment, we would be unable to pay the obligations as we do not have existing facilities or sufficient cash on hand to satisfy these obligations. Due to this material uncertainty, there is substantial doubt about our ability to continue as a going concern. While we will continue to work with our existing lenders, there can be no assurance that we will be successful.

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

The WMD common shares were recorded at $0.50 per share, or $593,750 in total, taking into consideration WMD’s most recent sale of their common shares prior to the date of the transaction (CAD $0.50). In December 2015, we determined that WMD’s lack of operating activities during 2015 resulted in a significant adverse effect on our carrying value of these securities (an impairment indicator) and accordingly, we recorded an other-than-temporary impairment charge of $388,475 and included this amount in loss on investments in non-marketable securities in our consolidated statements of operations. The remaining balance, $205,275, or $0.17 per share, was determined based on the consideration we received in our subsequent sale of 1,100,000 WMD shares in March 2016, and this amount is classified as investment in non-marketable equity securities on our consolidated balance sheets. See also Note 20, Subsequent Events.

The warrants we received entitled us to purchase WMD shares for CAD $0.50 (USD $0.46 on the date of the related agreement) each for a period of six months from the date the warrant was issued.

The WMD warrants were recorded at $0.10 per warrant utilizing the Black Scholes option pricing model and the following assumptions on the date of valuation:

Risk free interest rate	0.60%
Expected term (years)	0.5
Expected volatility	70%
Expected dividends	0%

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 9, 2014, the 3,000,000 WMD warrants expired unexercised and we recorded a $300,000 loss on investment in non-marketable equity securities in our consolidated statements of operations.

NOTE 5 – PREPAID EXPENSES

Our prepaid expenses consist of:

	December 31,
	2015	2014
Prepaid investor relations services	$1,667	$121,500
Prepaid licensing fees	35,000	39,000
Other prepaid services and fees	19,674	16,900
	$56,341	$177,400

NOTE 6 – INTANGIBLES

Our intangible assets are comprised of provisional patent applications and applications for a design mark and trademarks. Our intangible assets will be amortized on a straight-line basis over estimated useful lives of 20 years for patents and 10 years for design marks and trademarks once the applications are approved. Costs associated with applications that are not approved will be expensed in the period that the application is rejected or abandoned.

NOTE 7 – EQUITY METHOD INVESTMENTS

Our equity method investments consist of:

	December 31,
	2015	2014
Lone Mountain Partners, LLC – 25% interest	$—	$50,000
Cannabinoid Research & Development Company Limited – 50% interest	88,000	88,000
Total equity method investments	$88,000	$138,000

Lone Mountain

On August 14, 2014, we acquired a 25% membership interest in Lone Mountain Partners, LLC, (“Lone Mountain”) for $50,000 and a commitment to provide future services, including, but not limited to, assisting with the application to obtain licenses to operate a medical marijuana entity in Nevada and to provide  standard operating procedures, security protocols, extract processing and equipment design, cultivation and processing center management, staffing and assistance with ongoing management of Lone Mountain. During the second half of 2014, we advanced Lone Mountain $40,900 for license application fees. As of December 31, 2014, Lone Mountain did not have any operations or operating activities. We accounted for our $50,000 cash contribution as an equity method investment and the $40,900 advance as amounts due from related parties on our consolidated balance sheets.

During the first half of 2015, Lone Mountain incurred operating losses in excess of $400,000. We recognized our 25% share of these losses up to the carrying amount of our equity method investment and advances to Lone Mountain and included this total $90,900 expense in equity in net loss of unconsolidated affiliate in our consolidated statements of operations.

We entered into a settlement agreement effective July 16, 2015, as amended on September 9, 2015, whereby we transferred our 25% equity interest in LMP to one of the LMP members in exchange for a mutual release from all claims against us, LMP and the other LMP members. This transaction did not impact our consolidated financial statements as we had previously written off our investment in and advances to LMP.

CRD

On August 15, 2014, we acquired a 50% interest in Cannabinoid Research & Development Company Limited (“CRD”), a Jamaican company, in exchange for 40,000 shares of our common stock valued at $88,000 based on the previous day’s closing price of our stock. We also committed to provide expertise on design-build, genetics, cultivation, production, processing, productizing, labeling, packaging, marketing, branding and distribution of products, as well as use of our intellectual property in the operations of CRD. As of December 31, 2015, CRD did not have any operations or operating activities. We accounted for this $88,000 as an Equity method investment on our consolidated balance sheets.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – ACCRUED EXPENSES

Our accrued expenses consist of:

	December 31,
	2015	2014
Accrued consulting fees	$110,000	$110,000
Accrued wages and related	629,780	433,963
Accrued interest expense	101,185	6,832
Accrued other expenses	87,568	—
Total accrued expenses	$928,533	$550,795

NOTE 9 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total
Derivative liabilities	$—	$—	$383,581	$383,581

We did not have any liabilities carried at fair value measured on a recurring basis as of December 31, 2014.

2015 Derivative Liabilities

We valued our derivative liabilities related to embedded conversion features applicable to our borrowings of $381,000 under our 2015 convertible notes payable (see Note 12 below) and accrued interest payable of $5,121 thereon in accordance with fair value measurement guidelines. For the year ended December 31, 2015, the following table reconciles the beginning and ending balances for our financial instruments that are carried at fair value measured on a recurring basis:

Derivative liabilities as of December 31, 2014	$—
Additions to derivative liabilities for convertible debt conversion features recorded as debt discount	355,293
Additions to derivative liabilities for interest payable conversion features recorded as interest expense	4,695
Loss on revaluation of derivative liabilities during the year	23,593
Derivative liabilities as of December 31, 2015	$383,581

The estimated fair value of the derivative liabilities related to our 2015 convertible notes payable was measured as the aggregate estimated fair value of each component of the compound embedded derivative liabilities (see Note 12 below), based on Level 2 and Level 3 inputs, using a binomial lattice pricing model. Changes in the fair value of the compound embedded derivative liability at each reporting date are included in gain/ (loss) on derivative liabilities in our consolidated statement of operations.

2014 Derivative Liability

We valued our derivative liability related to embedded conversion features applicable to our initial borrowing of $282,500 under the Typenex convertible note payable (see Note 12 below) and accrued interest payable of $28,473 thereon in accordance with the Level 3 guidelines. For the year ended December 31, 2014, the following table reconciles the beginning and ending balances for our financial instruments that are carried at fair value measured on a recurring basis:

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair values of embedded conversion features issued with our Typenex convertible note and accrued interest payable were estimated using the Black-Scholes option pricing model. The key inputs to this valuation model during the year ended December 31, 2014, were as follows:

Risk-free interest rate	0.43% – 0.72%
Dividend yield	—
Volatility	146% – 172%
Expected life in years	1.72 – 2.09
Exercise price	$3.00

NOTE 10 – DEFERRED REVENUE

Our deferred revenue consists of:

	December 31,
	2015	2014
Deferred revenue – WeedMD	$563,750	$743,750
Deferred revenue - FoxBarry	200,000	200,000
	763,750	943,750
Less – current portion	(380,000)	(500,000
Deferred revenue, net of current portion	$383,750	$443,750

As described in Note 4 above, on September 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three year estimate of the service period involved. Based on recent discussions with WMD, we now expect to deliver the remaining consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four year period January 1, 2015 through December 31, 2018. Accordingly, we are now recognizing $15,000 of deferred revenue per month. During the years ended December 31, 2015 and 2014, we recognized $180,000 and $150,000, respectively, of revenue applicable to this arrangement. At December 31, 2015, we expect to recognize $180,000 of the remaining $563,750 WMD deferred revenue during the next twelve months and accordingly, we have classified the $180,000 as a current liability on our consolidated balance sheets.

On December 28, 2014, we entered into a royalty and consulting services agreement with FoxBarry Farms, LLC (“FoxBarry”) whereby we received a $200,000 prepaid royalty payment from FoxBarry. At the time, we planned to recognize deferred royalty revenue based on actual applicable sales as defined in the agreement. During the years ended December 31, 2015 and 2014, we did not recognize any deferred revenue related to this agreement. In August 2015, we discontinued providing consulting services to FoxBarry as our initial project with FoxBarry was abandoned due to operational issues. At the same time we entered into discussions with FoxBarry to earn the $200,000 prepaid royalty through new projects or as a potential termination fee associated with our original agreement. We have classified the $200,000 as a current liability on our consolidated balance sheets as we expect to recognize this amount during the next twelve months.

NOTE 11 – NOTES PAYABLE

Our notes payable consist of:

	December 31,
	2015	2014
Note payable - WeedMD	$175,000	$175,000
Note payable – Slainte	600,000	600,000
Total notes payable	$775,000	$775,000

On July 7, 2014, we issued a $175,000, unsecured, demand promissory note bearing interest at 5% to WeedMD for cash used in our business development activities. Interest expense during the years ended December 31, 2015 and 2014, applicable to this note was $8,750 and $4,267, respectively. Accrued interest payable at December 31, 2015 and 2014 was $13,017 and $4,267, respectively, and these amounts are included in accrued expenses on our consolidated balance sheets.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 18, 2014, we issued a $600,000 unsecured promissory note (the “Slainte Note”) bearing interest at 12% to Slainte Ventures, LLC (“Slainte”). The principal and accrued interest were due on the earlier of December 17, 2015, or  upon the closing of certain capital raising transactions as described in the note. The default rate of interest under the note is 18%. Debt issuance costs of $13,500 were immediately recognized as interest expense as, at the time, we expected to close on a capital raising transaction in early 2015.  Additional interest expense during the years ended December 31, 2015 and 2014, applicable to this note was $80,482 and $2,565, respectively. Accrued interest payable at December 31, 2015 and 2014, was $83,047 and $2,565, respectively.

On October 6, 2015, we borrowed funds from a third party and did not apply the borrowed funds to the Slainte Note resulting in a default under the terms of the note. On March 18, 2016, we received a default waiver from Slainte as further described in Note 20, Subsequent Events.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

2015 Convertible Notes

From time to time during 2015, we issued convertible promissory notes (the “2015 Notes”) to unaffiliated third parties. The net proceeds from these transactions are used for general working capital purposes. The difference between the face amount of the 2015 Notes and the net proceeds is recorded as deferred financing costs on our consolidated balance sheets if such difference is the result of payments related to debt issuance costs. Deferred financing costs are amortized on a straight-line basis, which approximates the effective interest rate method, during the first 180 days that the 2015 Notes are outstanding and this amortization is included in interest expense in our consolidated statements of operations.

The following table summarizes our convertible promissory notes issued during the year ended December 31, 2015:

Issue Date	Issued to		Maturity Date	Interest Rate	Default Interest Rate	Base Conversion Rate	VCR Look back Period	VCR Calculated Using	Principal
10/6/2015	Vis Viers Group, Inc.	Unsecured	6/30/2016	8%	22%	58%	10 days	3 lowest closing bids	$59,000.00
10/12/15	JSJ Investments Inc.	Unsecured	7/8/2016	12%	18%	55%	10 days	5 lowest trades	102,000.00
12/9/15	Tangiers Investment Group, LLC	Secured by Certain Assets	12/8/2016	10%	20%	55%	10 days	3 lowest closing bids	220,000.00
Total principal outstanding at December 31, 2015									$381,000.00

The 2015 Notes, including accrued interest payable, may be converted into shares of our common stock at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of issuance, at the option of the holder (the “Conversion Feature”).

The Conversion Price is equal the Base Conversion Rate specified in the table above multiplied by the Variable Conversion Rate (“VCR”) which is equal to the average of the number of lowest trading prices or closing bid prices of our common stock (specified in the table above) during the ten trading day period prior to the date of conversion divided by the closing price of our common stock on the day of conversion.

Both of these conversion rates results in a beneficial conversion features (“BCF”) recorded as unamortized convertible debt discount which is required to be valued and amortized to interest expense over the term of the Note. We amortize our convertible debt discount on a straight-line basis, which approximates the effective interest rate method, during the first 180 days that each 2015 Note is outstanding and this amortization is included in amortization of debt discount in our consolidated statements of operations. If a 2015 Note is repaid during the first 180 days, the remaining unamortized deferred financing costs and unamortized debt discount are expensed on the date of repayment.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2015 Notes are convertible into an unlimited number of unregistered, restricted common shares (“Unlimited Shares Feature”). The difference between the closing price of our common stock and the VCR is referred to as the Variable Conversion Rate Differential (“VCRD”). Both the Unlimited Shares Feature and the VCRD meet the definition of an embedded derivative and together are referred to as a compound embedded derivative liability or, hereafter, simply a “derivative liability.”

In accordance with U.S. GAAP, our derivative liabilities are recorded at fair value on the date of issuance and subsequently remeasured to fair value each reporting period with any change in fair value being recognized as gain (loss) on derivative liabilities in our consolidated statement of operations.

Similarly, accrued interest payable applicable to the 2015 Notes is convertible into shares of our our common stock, without limit, at the same Conversion Price. The fair value of the derivative liabilities applicable to accrued interest payable is measured and recognized at each reporting date as derivative liabilities with a corresponding charge to interest expense.  As noted above, all derivative liabilities are re-measured in subsequent reporting periods with any change in fair value being included in gain (loss) on derivative liabilities.

The 2015 Notes also contain prepayment options whereby we may, during the first 180 days that each note is outstanding, prepay the note by paying prepayment premiums ranging from 10% to 40% of the principal then outstanding depending on the date of prepayment.

In general, per the terms of our 2015 Notes, The note holders may not make any conversions that would result in the note holder holding more than 9.99% of our issued and outstanding common stock at any one time.

At December 31, 2015, we have reserved 10.2 million shares of our authorized but unissued common stock for potential conversion of the 2015 Notes.

Should we default on a conversion or repayment of a 2015 Note, the note, accrued interest and default penalties and fees are immediately due and payable.  The minimum default penalty amount ranges from 25% to 50% (or more, under certain circumstances) times the then outstanding principal and unpaid interest.

During the year ended December 31, 2015, we recorded deferred financing fees of $41,100 in connection with the issuance of our 2015 Notes and we recognized $8,700 of amortization of deferred financing costs during the year ended December 31, 2015. This amount is included in interest expense in our consolidated statements of operations.

The aggregate fair value of the derivative liabilities applicable to our 2015 Notes on the dates of issuance was $355,293 and was recorded as derivative liabilities on our consolidated balance sheets. The related BCF debt discount was recorded as a reduction to our convertible notes payable on our consolidated balance sheets. During the year ended December 31, 2015, we recognized $82,500 of amortization related to the 2015 Notes and recorded this amount as amortization of debt discount in our consolidated statements of operations.

We recognized $5,121 of interest expense applicable to our 2015 Notes during the year ended December 31, 2015, and included this amount of accrued interest payable as accrued expenses on our consolidated balance sheets. During the same period, we recorded an additional $4,694 of interest expense and an increase to our derivative liabilities related to the recognition of the BCF applicable to the $5,121 of interest payable.

During the year ended December 31, 2015, we recognized $82,500 of BCF debt discount amortization and recorded this as an increase to our convertible notes payable, net of debt discount on our consolidated balance sheets.

2014 Typenex Note

On August 13, 2014, we entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC ("Typenex"), for the sale of a 10% convertible promissory note (the “Typenex Note”) in the principal amount of $1,657,500 (the “Closing Amount”) convertible into shares of our common stock. The Typenex Note had an original issue discount (“OID”) of $150,000. Typenex retained $7,500 of the Closing Amount for due diligence and legal bills related to the transaction and paid $25,000 on our behalf to a third party for brokerage fees (together, the “Fees”). The financing closed on August 13, 2014 (the “Closing Date”). The Typenex Note was secured by all of our assets.

On August 13, 2014, in conjunction with the $1,657,500 Typenex Note, we received five, unsecured, $250,000 Investor Notes bearing interest at 8% per annum, totaling $1,250,000 that were scheduled to mature with respect to principal and interest on September 13, 2016. On December 29, 2014, we settled the amounts owing under the Typenex Note and the amounts owed to us under the Investor Notes as more fully described in below.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2014, we recognized $37,807 of interest income applicable to these Investor Notes.

The Typenex Note’s interest rate was 10% per annum. All interest and principal was required to be paid twenty-five months after the date of the first borrowing under the Typenex Note (the “Maturity Date”). The outstanding balance on the Typenex Note was convertible into our common stock, at Typenex’s option, at $3.00 per share (the “Optional Conversion”).

The Typenex Note also contained repayment requirements beginning six months after the first borrowing under the Typenex Note. The repayment requirements gave us the option of making periodic repayments in cash or with shares of our common stock at a price discounted to market in accordance with the terms of the Typenex Note.

In addition, we issued to Typenex warrants (the “Typenex Warrants”) to purchase 997,692 shares of our common stock, subject to adjustment in the event of a cashless exercise, as defined in the Typenex Warrants. Warrant #1 to Purchase Shares of Common Stock (“Typenex Warrant #1”) for 170,044 shares was immediately exercisable with the remainder (Typenex Warrants #2 - #6”) only becoming exercisable, in five tranches, if and when the Investor Notes were paid. The Typenex Warrants were exercisable at $3.00 per share (the “Exercise Price”) until August 31, 2017, on a cash or cashless basis. Under the terms of the Typenex Warrants, if we, at any time while the Typenex Warrants were outstanding, sell or issue our common stock or securities convertible into or exercisable for shares of our common stock, including common stock issued under the Typenex Note, at an effective price per share less than the Exercise Price, then, subject to a few exceptions set forth in the Typenex Warrants, the Exercise Price will be reduced to such lower price provided that the number of shares of common stock issuable under the Typenex Warrants could not exceed a number of shares equal to three times the number of shares of common stock issuable under the Typenex Warrants as of the Closing Date.

On August 15, 2014, we received net cash proceeds from our initial borrowing under the Typenex Note of $225,000 as follows: total initial borrowing of $282,500 less the $32,500 of Fees and less $25,000 of OID applicable to the initial borrowing. We expensed the Fees immediately as interest expense as the initial borrowing and all subsequent tranches were immediately convertible into our common stock by the lender.

With regards to our $282,500 initial borrowing, on August 15, 2014, we recorded the $25,000 of OID plus the $118,373 fair value of the Typenex Warrant #1, plus $139,127 of the $151,937 fair value of the initial borrowing BCF, or, in total, $282,500, as debt discount and recorded the excess, $12,810, as loss on origination of derivative liability in our consolidated statements of operations. We were amortizing the $282,500 debt discount associated with the initial borrowing on a straight line basis, which approximates the effective interest method, over the nine month repayment term of the initial borrowing.

With regards to the remaining $1,375,000 liability owed under the Typenex Note, we recorded the remaining $125,000 of OID as debt discount. We were amortizing the $125,000 debt discount on a straight line basis, which approximates the effective interest method, over the twenty-five month term of the Typenex Note. We also recorded the $576,152 fair value of the Typenex Warrants #2 - #6 as debt discount. Debt discount amortization relating to these warrants would be recognized on a straight line basis over the term of each future borrowing under the Typenex Note.

On December 29, 2014, we paid off the Typenex Note and accrued interest thereon and we repurchased and cancelled the Typenex Warrants #2 - #6 for the purchase of 827,648 of our shares of common stock held by Typenex. Principal and interest owed to us under the Investor Notes were offset against the principal and interest we owed to Typenex under the Typenex Note and, in addition, we paid Typenex $381,714 in cash. We removed the assets and liabilities, including the derivative liability related to the Typenex Note and interest payable conversion features, from our consolidated balance sheets and reduced our common stock balance by the amount previously assigned to the Typenex Warrants #2 - #6 and recorded a loss on extinguishment of debt and repurchase of warrants as follows:

Convertible note payable	$1,657,500
Less: unamortized discount	(822,250)
Accrued interest payable	63,326
Derivative liability	161,158
Typenex Warrants #2 - #6 repurchased	576,152
Less: investor notes receivable	(1,250,000)
Less: accrued interest receivable	(37,807)
Less: cash paid	(381,714)
Loss on extinguishment of debt	$33,635

During the year ended December 31, 2014, we recognized $161,402 of debt discount amortization and interest expense totaling $63,326 applicable to the Typenex Note.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2014, the fair value of the BCF applicable to Typenex Note accrued interest was $15,320 and this amount was recorded as interest expense and an increase to our derivative liability in our consolidated financial statements.

NOTE 13 – NOTES PAYABLE, RELATED PARTIES

On September 30, 2013, we issued a Convertible Note (the "Convertible Note") for $50,000 to NYX Capital Advisors, Inc. (“NYX”), an entity owned by the husband of our former President and director, in connection with $50,000 cash paid by NYX.  The Convertible Note bears no interest and was convertible at any time, at the option of the holder, into 10,000,000 shares of our common stock at $0.005 per share.  The Convertible Note was converted into our common shares on February 24, 2014.

NOTE 14 – STOCKHOLDERS’ DEFICIT

2014 Change of Control

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

2014 Stock Split

On March 21, 2014, we effected a four-for-one stock split of our common stock in the form of a stock dividend of three shares of common stock for each share of common stock outstanding to stockholders of record on March 19, 2014.

2014 Equity Offering

On March 26, 2014, we sold 600,000 Units for a total amount of $900,000 to 45 accredited investors. Each Unit consisted of one share of our common stock, two A Warrants and three B Warrants. Each A Warrant entitles the holder to purchase one share of our common stock at a price of $7.50 per share during the two year period commencing April 1, 2014. The A Warrants are callable once our common stock has traded at a price of at least $15.00 for 20 consecutive trading days.  Each B Warrant entitles the holder to purchase one share of our common stock at a price of $15.00 per share during the three year period commencing April 1, 2014. The B Warrants are callable once our common stock has traded at a price of at least $22.00 for 20 consecutive trading days.

2014 Change in Authorized Share Capital

Effective May 2, 2014, we increased the authorized number of our preferred shares from five million to ten million and the authorized number of our common shares from 50 million to 100 million. At the same time we also changed the par value of both our preferred and common stock from $0.001 per share to no par value per share.

Common Stock Issued For Warrant Outstanding

On February 10, 2015, we issued 621,000 shares of our common stock, valued at $987,390 based on the previous day’s closing price, to Typenex in exchange for the return of Typenex Warrant #1 that we issued to Typenex on August 13, 2014, as part of a financing arrangement described in Note 12 above.

On February 10, 2015, we calculated the fair value of Typenex Warrant #1 to be $218,788, or approximately $1.29 per underlying share, utilizing the Black Scholes option pricing model and the following assumptions on the date of valuation:

Stock price	$1.59
Exercise price	$3.00
Risk free interest rate	1.05%
Expected term (years)	2.6
Expected volatility	183%
Expected dividends	0%

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Typenex Warrant #1 gave Typenex the right to purchase 170,044 shares of our common stock on the issuance date and provided for adjustments to the number of shares underlying the warrant upon occurrence of certain events including subsequent sales of our common stock. Our repurchase of Typenex Warrant #1 resulted in Typenex forgoing its potential right to receive shares in excess of the original 170,044 shares underlying the warrant on the issuance date. On February 10, 2015, we recorded the $987,390 fair value of the common shares issued as an increase to common stock and the $218,788 fair value of Typenex Warrant #1 reacquired and cancelled as a decrease to common stock and the difference, $768,602, as a loss on extinguishment of debt and repurchase of warrants in our consolidated statements of operations.

Common Stock Issued For Equity Method Investment

On August 25, 2014, we issued 40,000 shares of common stock valued at $88,000, based on the previous trading day’s closing price, as consideration for a 50% ownership interest in CRD. The $88,000 is included in equity method investments on our consolidated balance sheets.

Common Stock Issued For Services

On August 14, 2014, we issued 10,000 shares of common stock valued at $9,200, based on the previous trading day’s closing price, as consideration for marketing services. The $9,200 was recorded as share-based compensation expense and is included in sales and marketing expense in our consolidated statements of operations.

On August 15, 2014, we issued 20,000 shares of common stock valued at $24,800, based on the previous trading day’s closing price, as consideration for consulting services. The $24,800 was recorded as share-based compensation expense and is included in included in general and administrative expenses in our consolidated statements of operations.

On September 17, 2014, we issued 150,000 shares of common stock valued at $162,000, based on the previous trading day’s closing price, as consideration for prepaid investor relations services. The $162,000 was amortized on a straight-line basis over the 12 month term of the investor relations service agreement. During the year ended December 31, 2015 and 2014, we recorded $121,500 and $40,500, respectively, of amortization as share-based compensation expense and included this in general and administrative expenses in our consolidated statements of operations.

On October 17, 2014, we issued 100,000 shares of common stock valued at $40,000, based on the previous trading day’s closing price, as consideration for prepaid product distribution fees. The $40,000 is being amortized on a straight-line basis over the ten year term of the licensing and distribution agreement. During the year ended December 31, 2015 and 2014, we recorded $4,000 and $1,000, respectively, of amortization as share-based compensation expense and included this in cost of revenues in our consolidated statements of operations. The remaining $35,000 as at December 31, 2015, is included in prepaid expenses on our consolidated balance sheets.

On October 22, 2014, we issued 50,000 shares of common stock valued at $24,000, based on the previous trading day’s closing price, as consideration for consulting services. The $24,000 was recorded as share-based compensation expense and is included in included in general and administrative expenses in our consolidated statements of operations.

On October 24, 2014, we issued 20,000 shares of common stock valued at $11,800, based on the previous trading day’s closing price, as consideration for consulting services. The $11,800 was recorded as share-based compensation expense and is included in included in general and administrative expenses in our consolidated statements of operations.

On December 1, 2014, we issued 30,000 shares of common stock valued at $19,500, based on the previous trading day’s closing price, as consideration for prepaid consulting services. The $19,500 was recognized as share-based compensation expense as services were rendered. During the year ended December 31, 2015 and 2014, we recorded $10,579 and $8,921, respectively, of share-based compensation expense and these amounts are included in general and administrative expenses in our consolidated statements of operations.

On December 30, 2014, we issued 20,000 shares of common stock valued at $13,800, based on the previous trading day’s closing price, as consideration for consulting services. The $13,800 was recorded as share-based compensation expense and is included in included in general and administrative expenses in our consolidated statements of operations.

On March 2, 2015, we issued 30,000 shares of common stock valued at $42,600, based on the previous trading day’s closing price, as consideration for consulting services from an independent contractor. The $42,600 of share-based compensation expense is included in included in general and administrative expenses in our consolidated statements of operations.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 23, 2015 we issued 60,000 shares of common stock valued at $47,400, based on the previous trading day’s closing price, as consideration for prepaid consulting fees. The $47,400 was recognized as share-based compensation expense as services were rendered. During the year ended December 31, 2015, we recorded $47,400 of share-based compensation expense and included this amount in general and administrative expenses in our consolidated statements of operations.

On April 23, 2015, we issued 126,500 shares of common stock valued at $99,935, based on the previous trading day’s closing price, as consideration for prepaid corporate finance fees. The $99,935 was recognized as share-based compensation expense as services were rendered. During the year ended December 31, 2015, we recorded $99,935 of share-based compensation expense and included this amount in general and administrative expenses in our consolidated statements of operations.

On August 17, 2015 we issued 50,000 shares of common stock valued at $19,000, based on the previous trading day’s closing price, as consideration for prepaid consulting fees. The $19,000 was recognized as share-based compensation expense as services were rendered. During the year ended December 31, 2015, we recognized $19,000 of share-based compensation expense and included this amount in general and administrative expenses in our consolidated statements of operations.

On August 24, 2015, we issued a total of 11,000 shares of common stock valued at $5,280, based on the previous trading day’s closing price, as consideration for consulting services from two independent contractors. The $5,280 of share-based compensation expense is included in included in general and administrative expense in our consolidated statements of operations.

On October 19, 2015, we issued 30,000 shares of common stock valued at $12,000, based on the previous trading day’s closing price, as consideration for prepaid product distribution fees. The $12,000 is being amortized on a straight-line basis over the remaining nine year term of the related licensing and distribution agreement. During the year ended December 31, 2015, we recorded $375 of share-based compensation expense and included this in cost of revenues in our consolidated statements of operations. The remaining $11,625 as at December 31, 2015, is included in prepaid expenses on our consolidated balance sheets.

Warrants:

The following table summarizes our share warrants outstanding as of December 31, 2015 and 2014:

	Year Ended December 31,
	2015		2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants outstanding, beginning of period	3,170,044	$11.52	—	$—
Issued	—	—	3,997,692	9.75
Exercised	—	—	—	—
Repurchased and cancelled	(170,044)	3.00	(827,648)	3.00
Expired	—	—	—	—
Warrants outstanding, end of period	3,000,000	$12.00	3,170,044	$11.52
Warrants exercisable, end of period	3,000,000	$12.00	3,170,044	$11.52

The weighted-average remaining contractual life for warrants outstanding and exercisable at December 31, 2015, is 0.25 years. The aggregate intrinsic value of warrants outstanding and exercisable at December 31, 2015 is $0.

As described in Note 12 above, on August 13, 2014, we issued Typenex warrants to purchase 997,692 of our common shares and recorded the $694,525 fair value of these warrants as an increase to common stock on our consolidated balance sheets. On December 29, 2014, we repurchased 827,648 of these warrants, cancelled them and recorded a $576,152 decrease in common stock.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The warrants were recorded at approximately $0.70 per warrant utilizing the Black Scholes option pricing model and the following assumptions on the date of valuation:

Stock price	$1.03
Exercise price	$3.00
Risk free interest rate	0.88%
Expected term (years)	3.05
Expected volatility	146%
Expected dividends	0%

2004 Equity Incentive Plan

On November 20, 2014, our board of directors approved our 2014 Stock Incentive Plan (the “Plan”) and the Plan became effective on November 19, 2015. The Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success. Our board of directors currently administers the Plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the Plan should be interpreted, whether to amend or terminate the Plan and whether to delegate administration of the Plan to a committee. A maximum of 4,000,000 common shares are subject to the Plan. The Plan provides for the grant of stock options, stock awards, restricted stock units and stock appreciation rights. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The Plan will terminate on November 20, 2024, unless the administrator terminates the Plan earlier. As of December 31, 2015, 3,400,000 common shares were available for issue under the Plan.

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

At December 31, 2014, the fair value of these 600,000 options totaling $417,664 was included in accrued expenses on our consolidated balance sheets. On January 9, 2015, the option grant date, we increased common stock and decreased accrued expenses by this amount to account for the issuance of the 600,000 options on that date.

The following table summarizes our stock options outstanding as of December 31, 2015:

	Year Ended December 31, 2015
	Number of Shares	Weighted Average Exercise Price
Stock options outstanding, beginning of period	—	$—
Issued	600,000	0.70
Exercised	—	—
Expired	—	—
Stock options outstanding, end of period	600,000	$0.70
Stock options exercisable, end of period	600,000	$0.70

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average remaining contractual life for stock options outstanding and exercisable at December 31, 2015, is 9.0 years. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2015 is $0.

NOTE 15 – SHARE-BASED COMPENSATION

Share-based Compensation

We recognize share-based compensation expense in cost of revenues, sales and marketing expenses, R&D expenses and general and administrative expenses based on the fair value of common shares issued for services. In addition, we accrue share-based compensation expense for estimated share-based awards earned during the years ended December 31, 2015 and 2014, under our 2014 Equity Incentive Plan. Share-based compensation expense for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
	2015	2014
Share-based compensation expense – shares issued for services	$47,880	$83,600
Share-based compensation expense – amortization of shares issued for prepaid services	302,789	50,421
Share-based compensation expense – accrual of shares to be issued for services	67,500	—
Share-based compensation expense – accrual of estimated share-based awards to officers	612,512	417,664
	$1,030,681	$551,685

NOTE 16 –COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

On May 6, 2014, we entered into a consultancy agreement with two third party consultants that has a nine month term which can be renewed and/or extended by mutual agreement; currently, the renewal of the agreement is under negotiations. The agreement provides for a $50,000 payment at signing, which has been paid, and for three more $50,000 payments (a total of $200,000) and the issuance of 100,000 shares of our common stock upon the achievement of certain goals as set forth in appendix II of the agreement. During the years ended December 31, 2015 and 2014, we recognized $0 and $160,000 of expense applicable to this agreement and this amount is included in R&D expenses in our consolidated statements of operations. At December 31, 2015 and 2014, the project was approximately 80% complete and $110,000 is included in accrued expenses on our consolidated balance sheets. The value of the 100,000 shares will be recognized upon achievement of the goals. The project has been suspended and it is unknown when it will resume.

Legal Proceedings

We are involved in disputes and legal actions arising in the normal course of our business. There have been no material developments in legal proceedings in which we are involved during the year ended December 31, 2015.

NOTE 17 – INCOME TAXES

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

We have not taken a tax position that, if challenged, would have a material effect on our consolidated financial statements for the years ended December 31, 2015 and 2014, as defined under ASC 740. We did not recognize any adjustment to our liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of our accumulated deficit on our consolidated balance sheets.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Years Ended December 31,
	2015		2014
Statutory U.S. federal tax rate	39%		39%
Effect of increase in valuation allowance	(39%	)	(39%	)
	—%		—%

Changes in our cumulative net deferred tax assets consist of the following:

	December 31,
	2015	2014
Net loss carry forward	$1,124,511	$962,662
Valuation allowance	(1,124,511)	(962,662)
	$—	$—

A reconciliation of our income taxes computed at the statutory rate is as follows:

	Years Ended December 31,
	2015	2014
Tax benefit at statutory rate	$1,124,511	$962,662
Valuation allowance	(1,124,511)	(962,662)
	$—	$—

NOTE 18 –RELATED PARTY TRANSACTIONS

Affiliate Customer

During 2010, Messrs. Blackmon and Verzura have made loans to, or equity investments in, one of our customers and, effective June 30, 2015, Messrs. Blackmon and Verzura had completely divested themselves of those interests. As Messrs. Blackmon and Verzura may have had significant influence on management or operating polices of the customer until June 30, 2015; we have classified sales to this customer as revenues, affiliate, in our consolidated statements of operations and accounts receivable from this customer as due from related parties on our consolidated balance sheets.

Lone Mountain

During the year ended December 31, 2014, we made certain payments on behalf of Lone Mountain during the organizational phase of this venture and we classified these payments as due from related parties on our consolidated balance sheets. As further described in Note 6 above, during the first half of 2015, we expensed our $40,900 advance to Lone Mountain and included this amount in equity in net loss of unconsolidated affiliate in our consolidated statements of operations.

CRD

On April 20, 2015, we advanced CRD $5,000 and included this amount in due from related parties.

Blue River Inc.

In February 2015, Messrs. Blackmon, Verzura and Ruby formed Blue River Inc. (“Blue River”), a Colorado corporation in the cannabis industry that plans to manufacture and wholesale medicinal and recreational cannabis products including our Prana medicinals products. During the year ended December 31, 2015, we advanced Blue River $3,284 and included this amount in due from related parties.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts due from related parties consist of:

	December 31,
	2015	2014
Affiliated customer	$—	$3,112
Lone Mountain	—	40,900
Blue River	3,284	—
CRD	5,000	—
Total due from related parties	$8,284	$44,012

NOTE 19 –DISCONTINUED OPERATIONS

On March 31, 2014, we sold all right, title and interest in the tangible and intangible assets, trademarks, customer lists, intellectual property and rights, which we owned and were related to the advanced skin care business. The assets were sold to MySkin Services, Inc. (“MTA”), a business partly owned by Ms. Stoppenhagen, our former President and director, in exchange for a $15,000 payable we owed to Ms. Stoppenhagen and/or MTA. In addition, MTA assumed all costs associated with these assets starting on March 31, 2014. See Note 1 for further detail on our change in operations.

The following details our loss from discontinued operations:

	Years Ended December 31,
	2015	2014
Revenues	$—	$20,684

Operating expenses:
Selling, general and administrative	—	63,872
Depreciation	—	—
Loss on disposal of assets	—	15,704
Total operating expenses	—	79,576

Loss from discontinued operations, before income taxes	—	(58,892
Provision for income taxes	—	—

Loss from discontinued operations, net of income taxes	$—	$(58,892)

NOTE 20 – SUBSEQUENT EVENTS

On January 15, 2016, we awarded 1,050,000 stock options to each of Messrs. Blackmon and Verzura and 980,000 stock options to Mr. Ruby under our 2014 Stock Incentive Plan. The options were fully vested at the time of grant and gave the option holder the right to purchase shares of our common stock at $0.20 per share during the ten year term of the option.

We calculated the fair value of each option to be approximately $0.20 per option utilizing the Black Scholes option pricing model and the following assumptions on the date of valuation:

Stock price	$0.20
Exercise price	$0.20
Risk free interest rate	2.03%
Expected term (years)	10.0
Expected volatility	173%
Expected dividends	0%

On March 18, 2016, we entered into an agreement with Slainte whereby we released Slainte from any and all claims relating to the Slainte Note and Slainte waived default, amended the terms and extended the maturity date of the Slainte Note until December 17, 2016, and agreed to accept a warrant in lieu of interest due on the loan.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The warrant allows Slainte to purchase 416,667 shares of our common stock; plus that number of shares of our common stock equal in number to (i) the product of the then-applicable interest rate under the Slainte Note and the amount of principal outstanding on the Note, calculated on a daily basis and paid for actual days elapsed, during the period beginning on December 18, 2015, and ending on the date on which the Note is paid in full, divided by (ii) $0.18; plus that number of shares of our common stock equal in number to (i) the product of 0.02 and the sum of the amount of principal and interest outstanding on the Note on the first day of each calendar month, beginning with February 1, 2016, divided by (ii) $0.18.

The warrant is exercisable at a price of $0.18 per share, subject to adjustment in the event of stock splits, the sale of our shares of common stock at a price below $0.18 per share or the sale of equity securities with a conversion price of less than $0.18 per share.

The warrant can be exercised at any time during the five year period following the full repayment of the loan; the exercise price can be paid in cash or through a cashless exercise feature; and the warrant grants certain registration rights to Slainte applicable to all shares of our common stock owned or controlled by Slainte, including shares issued upon exercise of the warrant.

In addition, Slainte granted us a put option, exercisable upon repayment of the loan prior to December 17, 2016, that requires Slainte to purchase from us, for $100,000, that number of shares of our common stock equal in number to (i) $100,000.00 divided by (ii) the product of 0.80% and the average price of our common stock for the 30 trading days immediately prior to the date the put option is exercised.

On March 24, 2016, an unrelated third party agreed to assume all of our obligations pursuant to the $175,000 note payable to WeedMD dated July 7, 2014, in consideration for the transfer by us of 1,100,000 shares of the common stock of WeedMD to the unrelated third party. WeedMD consented to the assumption of the loan and released us from any further liability with respect to the loan.

On March 30, 2016, we borrowed $81,978, from Slainte and used the proceeds to repay principal and accrued interest applicable to our $59,000 convertible promissory note dated October 6, 2015, to Vis Vires Group, Inc.

The loan, together with interest at 12% per year, is payable on December 30, 2016. We can prepay the loan at any time. If the loan is repaid on or before September 30, 2016, the principal amount which is being repaid will increase by 10%. If the loan is repaid after September 30, 2016, the principal amount which is being repaid will increase by 15%. The amount of the principal increase may be paid with shares of our common stock. The number of shares to be issued for such purpose will be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the prepayment date.

If the loan is not paid when due, then at any time on or before January 10, 2017, Slainte may convert the outstanding principal and interest on the loan into shares of our common stock. The number of shares to be issued on conversion will be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the conversion date by the outstanding principal and interest on the loan on the conversion date.

On April 6, 2016, we borrowed $75,000, from Slainte and used the proceeds to repay principal and accrued interest applicable to our $102,000 convertible promissory note dated October 12, 2015, to JSJ Investments Inc.

The loan, together with interest at 12% per year, is payable on December 30, 2016. We may prepay the loan at any time. If the loan is repaid on or before September 30, 2016 the principal amount which is being repaid will increase by 10%. If the loan is repaid after September 30, 2016 the principal amount which is being repaid will increase by 15%. The amount of the principal increase may be paid with shares of our common stock. The number of shares to be issued for such purpose will be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the prepayment date.

If the loan is not paid when due, then at any time on or before January 10, 2017, Slainte may convert the outstanding principal and interest on the loan into shares of our common stock. The number of shares to be issued on conversion will be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the conversion date by the outstanding principal and interest on the loan on the conversion date.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 6, 2016, we borrowed $25,000 from Ernest Blackmon and $25,000 from Tony Verzura and used the proceeds to repay principal and interest applicable used to our $102,000 convertible promissory note dated October 12, 2015, to JSJ Investments Inc.  The loans, together with interest at 12% per year, are payable on December 30, 2016. We may prepay the loans at any time. If the loans are repaid on or before September 30, 2016, the principal amount which is being repaid will increase by 10%. If the loans are repaid after September 30, 2016, the principal amount which is being repaid will increase by 15%.

In accordance with ASC 855-10 we have analyzed its operations subsequent to December 31, 2015, to the date these consolidated financial statements were issued, and has determined that, other that as disclosed above, we do not have any material subsequent events to disclose in these consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CANNABIS CORPORATION

Date: April 26, 2015	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Earnest Blackmon
Earnest Blackmon	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	April 26, 2016

/s/ Chadwick Ruby
Chadwick Ruby	Director	April 26, 2016

/s/ Tony Verzura
Tony Verzura	Director	April 26, 2016