Form 10-K/A
period 2015-12-31
United Cannabis Corp
filed 2016-05-02
CIK 1436161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

None.

EXPLANTORY NOTE

We are filings this Amendment to include the XBRL information required by and not included in our 10-K report filed on April 28, 2016.  No other changes have been made to the 10-K report filed on April 28, 2016.

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

UNITED CANNABIS CORPORATION

Date: April 29, 2016	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Earnest Blackmon
Earnest Blackmon	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	April 29, 2016

/s/ Chadwick Ruby
Chadwick Ruby	Director	April 29, 2016

/s/ Tony Verzura
Tony Verzura	Director	April 29, 2016