Form 10-Q
period 2016-03-31
United Cannabis Corp
filed 2016-05-23
CIK 1436161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

(303) 386-7104

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

As of May 16, 2016, the registrant had shares 44,988,500 of common stock outstanding.

FORWARD-LOOKING STATEMENTS

The information in this report contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (“the Exchange Act”), which are subject to the “safe harbor” created by those sections. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements. All forward-looking statements in this Form 10-Q are made based on our current expectations, forecasts, estimates and assumptions, and involve risks, uncertainties and other factors that could cause results or events to differ materially from those expressed in the forward-looking statements. In evaluating these statements, you should specifically consider various factors, uncertainties and risks that could affect our future results or operations. These factors, uncertainties and risks may cause our actual results to differ materially from any forward-looking statement set forth in this Form 10-Q. You should carefully consider these risk and uncertainties described and other information contained in the reports we file with or furnish to the SEC before making any investment decision with respect to our securities. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement.

UNITED CANNABIS CORPORATION

2

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash and cash equivalents	$28,298	$118,420
Account receivable, net	86,306	53,435
Due from related parties	8,284	8,284
Prepaid expenses	—	56,341
Deferred financing costs, net	11,572	32,400
Total current assets	134,460	268,880
Intangible assets	32,273	32,273
Investments in non-marketable securities	15,125	205,275
Equity method investments	88,000	88,000
Total assets	$269,858	$594,428

LIABILITIES AND STOCKHOLERS’ (DEFICIT) EQUITY
LIABILITIES
Current liabilities:
Accounts payable	$62,665	$104,238
Accrued expenses	281,785	928,533
Derivative liabilities	628,329	383,581
Current portion of deferred revenue	380,000	380,000
Notes payable	615,000	775,000
Convertible notes payable, net of $92,364 and $272,793 debt discount, respectively	311,614	108,207
Total current liabilities	2,279,393	2,679,559
Deferred revenue, net of current portion	338,750	383,750
Total liabilities	2,618,143	3,063,309
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, no par value: 10,000,000 authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 44,988,500 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	3,698,342	3,039,448
Accumulated deficit	(6,046,627)	(5,508,329)
Total stockholders’ deficit	(2,348,285)	(2,468,881)
Total liabilities and stockholders’ deficit	$269,858	$594,428

See accompanying notes to condensed unaudited financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Revenues, non-affiliated	$245,390	$84,405
Revenues, affiliate	—	4,425
Total revenues	245,390	88,830
Cost of revenues	(100,023)	(27,055)
Gross Profit	145,367	61,775
Operating expenses
General and administrative	(208,170)	(559,162)
Loss from operations	(62,803)	(497,387)
Other costs and expenses
Loss on settlement of disputed terms of warrant	—	(768,602)
Loss on derivative liabilities	(155,156)	—
Loss on early extinguishment of debt	(84,139)	—
Interest expense	(56,581)	(19,911)
Amortization of debt discount	(179,620)	—
Equity in net loss of unconsolidated Affiliate	—	(50,000)
Loss before provision for taxes on income	(538,299)	(1,335,900)
Provision for taxes on income	—	—
Net Income (Loss)	$(538,299)	$(1,335,900)

Basic loss per common share, basic and diluted	$(0.01)	$(0.03)
Basic and diluted weighted average number of shares outstanding	44,988,500	44,407,767

See accompanying notes to condensed unaudited financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(538,299)	$(1,335,900)
Increase in accounts receivable	(32,871)	(27,604)
Increase in due from related parties	—	3,112
Increase (decrease) in prepaid expenses	56,341	(3,845)
Decrease in deferred financing costs	20,828	—
Increase (Decrease) in accounts payable and accrued expenses	(1,418)	103,181
Decrease in deferred revenue	(45,000)	(45,000)
Amortization of debt discount	179,620	—
Loss on revaluation of derivative liabilities	155,156	—
Stock based compensation	46,382	214,037
Loss on early extinguishment of debt	84,139	—
Loss on settlement of disputed warrants	—	768,602
Equity in net loss of unconsolidated subsidiary	—	50,000
Cash used in operations	(75,122)	(273,417)
Cash flow from investing activities:
Purchase of intangible assets	—	(12,385)
	—	(12,385)
Cash flow from financing activities:
Proceeds from convertible note	81,978	—
Payment of convertible note including prepayment penalty	(81,978)	—
Payments on notes payable	(15,000)	—
	(15,000)	—
Net Cash flows	(90,122)	(285,802)
Cash and cash equivalents, beginning of period	118,420	321,353
Cash and cash equivalents, end of period	$28,298	$35,551

Supplemental cash flow disclosures
Cash paid for interest	$—	—
Cash paid for income taxes	$—	—

See accompanying notes to condensed unaudited financial statements.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 1 –BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

On March 19, 2014, we affected a four-for-one stock split of our outstanding shares of common stock. All references to shares of our common stock in our condensed consolidated financial statements refer to the number of shares of common stock after giving effect to the stock split (unless otherwise indicated).

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

As of March 31, 2016, 23 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of Colorado, Washington, Oregon, Alaska and the District of Columbia approved ballot measures to legalize cannabis for adult recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana. However, there is no guarantee that the current administration will not change its stated policy regarding the low-priority enforcement of federal laws, or that any future administration would not change this policy and decide to enforce the federal laws vigorously. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - We prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month periods ended March 31, 2016 and 2015 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2015.

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

The carrying amounts of our short-term financial instruments, including accounts receivable, , accounts payable, accrued expenses and deferred revenue approximates fair value due to the relatively short period to maturity for these instruments. Investments in non-marketable equity securities are carried at cost. The carrying amount of our notes payable at March 31, 2016 and December 31, 2015, approximates their fair values based on our incremental borrowing rates.

Cash and Cash Equivalents - We consider investments with original maturities of 90 days or less to be cash equivalents. We do not have cash equivalents as of March 31, 2016 and December 31, 2015.

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

We determine our allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition and credit history, and current economic conditions. Our allowance for doubtful accounts was $4,340 as of March 31, 2016 and December 31, 2015, respectively.

Intangible Assets – Our intangible assets, consisting of trademarks, design marks and provisional patent applications are recorded at cost, and once approved, will be amortized using the straight-line method over an estimated useful life of 10 to 20 years.

Investments in Non-Marketable Equity Securities – Our investments in non-marketable equity securities are carried at cost, less write-down-for-impairments, and are adjusted for impairment based on methodologies, and assessment of the impact of general private equity market conditions, and discounted projected future cash flows. Investments in non-marketable equity securities that expire in less than 12 months, for example stock options or warrants, are classified as current assets; otherwise, we classify investments in non-marketable equity securities as noncurrent assets.

Long-Lived Assets –In accordance with ASC 350, we regularly review the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and other long-lived assets may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows.

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

General and Administrative Expenses - General and administrative expenses consist primarily of personnel-related costs, rent, corporate costs, fees for professional and consulting services, advertising costs, and other costs of administration such as marketing, human resources, finance and administrative roles.

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

Income Taxes - We follow the provisions of ASC 740, Income Taxes. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

	Three Months Ended March 31,
	2016	2015
Warrants to purchase common stock	708,334	3,170,044
Stock options	3,680,000	600,000

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the three months ended March 31, 2016 and 2015, we did not have any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.

Segment Reporting – UCANN operates as one segment.

Concentration of Credit Risk - Financial instruments that potentially subject us to credit risk consist of cash. Because of our perceived association with the marijuana industry, we are not always able to maintain our cash with high credit quality financial institutions; and at times, cash is held by Company personnel, under the terms of trust agreements, and thus, such balances are not insured by the FDIC.

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

Percentage of Revenue:

	Three Months Ended March 31,
	2016	2015
Customer A	92%	51%
Customer B	8%	26%
Customer C	—%	17%

Percentage of Accounts Receivable:

	Three Months Ended March 31,
	2016	2015
Customer A	52%	68%
Customer B	38%	30%
Customer C	9%	21%

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

NOTE 3 – GOING CONCERN

Our condensed consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the three months ended March 31, 2016, we incurred losses of $538,299 and used cash of $75,122 in operating activities. As at March 31, 2016, we had a working capital deficit of $2,144,125 and an accumulated deficit of $6,046,627. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 4 – INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES

On June 9, 2014, we received 1,187,500 common shares of WeedMD RX Inc. (“WMD”), a private Canadian company in the cannabis industry, in exchange for future consulting services and use of our intellectual property. The $593,750 cost assigned to the WMD shares was classified as investment in non-marketable equity securities and as a component of deferred revenue in the amount of $593,750 on our condensed consolidated balance sheets.

On March 24, 2016, an unrelated third party agreed to assume all of our obligations, including accrued and unpaid interest, pursuant to the terms of a $175,000 note payable we owed to WeedMD, in consideration for the transfer by us of 1,100,000 shares of the common stock of WMD to the unrelated third party. WMD consented to the assumption of the loan by the unrelated third party, and released us from any further liability with respect to the loan.  After the exchange of the 1,100,000 shares of common stock of WMD to the unrelated third party, we own to 87,500 shares of common stock of WMD, and reduced our investment in none-marketable equity securities to $15, 125.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of:

	March 31, 2016	December 31, 2015
Prepaid investor relations services	$—	$1,667
Prepaid licensing fees	—	35,000
Other prepaid services and fees	—	19,674
	$—	$56,341

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

NOTE 7 – EQUITY METHOD INVESTMENTS

On August 15, 2014, we acquired a 50% interest in Cannabinoid Research & Development Company Limited (“CRD”), a Jamaican company, in exchange 40,000 shares of our common stock valued at $88,000 based on the previous day’s closing price of our stock. We also committed to provide expertise on design-build, genetics, cultivation, production, processing, productizing, labeling, packaging, marketing, branding and distribution of products, as well as use of our intellectual property in the operations of CRD. As of March 31, 2016, CRD did not have any operations or operating activities. We accounted for this $88,000 as an equity method investment on our condensed consolidated balance sheets.

NOTE 8 – ACCRUED EXPENSES

	March 31, 2016	December 31, 2015
Accrued consulting fees	$110,000	$110,000
Accrued wages and related expenses	12,113	629,780
Accrued interest expense	34,387	101,185
Accrued other expenses	67,500	87,568
	$224,000	$928,533

The $110,000 accrued consulting fees at March 31, 2016 and December 31, 2015 represent fees owed to consultants working on a research and development project that is approximately 80% complete.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

NOTE 9 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2016

	Level 1	Level 2	Level 3	Total
Derivative liabilities - convertible notes	$—	$—	$391,102	$391,102
Derivative liabilities - note payable	—	145,023	—	145,023
Derivative liabilities - warrants	—	92,204	—	92,204
Total	$—	$237,227	$391,102	$628,329

Convertible Notes Payable

We valued our derivative liabilities related to embedded conversion features applicable to our borrowings of $322,000 under our convertible notes payable with embedded derivative features (see Note 12 below) and accrued interest payable of $9,594 thereon in accordance with fair value measurement guidelines. For the three months ended March 31, 2016, the following table reconciles the beginning and ending balances for our financial instruments that are carried at fair value measured on a recurring basis:

Derivative liabilities as of December 31. 2015	$383,581
Loss on revaluation of derivative liabilities during the period	70,082
Additions to conversion features recorded as interest expense	7,836
Extinguishment of derivative liabilities associated with payment of convertible note	(70,397)
Derivative liabilities as of March 31, 2016	$391,102

The estimated fair value of the derivative liabilities related to our convertible notes payable was measured as the aggregate estimated fair value of each component of the compound embedded derivative liabilities (see Note 12 below), based on Level 2 and Level 3 inputs, using a binomial  lattice pricing model. Changes in the fair value of the compound embedded derivative liability at each reporting date are included in gain/ (loss) on derivative liabilities in our consolidated statement of operations.

NOTE 10 – DEFERRED REVENUE

Our deferred revenue consists of:

	March 31, 2016	December 31, 2015
Deferred revenue - WeedMD	$518,750	$563,750
Deferred revenue - FoxBarry	200,000	200,000
	718,750	763,750
Less - current portion	(380,000)	(380,000)
Deferred revenue, net of current portion	$338,750	$383,750

As described in Note 4 above, on June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue, and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three year estimate of the service period involved. Based on recent discussions with WMD, we expect to deliver the remaining consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four year period January 1, 2015 through December 31, 2018. Accordingly, we are now recognizing $15,000 of deferred revenue per month, and thus, during the three month period ending March 31, 2016 and 2015, we recognized a total of $45,000 of revenue applicable to this arrangement, respectively. At March 31, 2016, we expect to recognize $180,000 of the remaining $518,750 WMD deferred revenue during the next twelve months and accordingly, we have classified the $180,000 as a current liability on our condensed consolidated balance sheets.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

On December 28, 2014, we entered into a royalty and consulting services agreement with FoxBarry Farms, LLC (“FoxBarry”) whereby we received a $200,000 prepaid royalty payment from FoxBarry. We will recognize deferred royalty revenue based on actual applicable sales as defined in the agreement. During the three months ended March 31, 2016 and 2015, we did not recognize any deferred revenue related to this agreement. We have classified the $200,000 as a current liability on our condensed consolidated balance sheets as we expect to recognize this amount during the next twelve months.

NOTE 11 – NOTES PAYABLE

Our notes payable consisted of the following:

	March 31, 2016	December 31, 2015
Note payable - WeedMD	$—	$175,000
Note payable - Slainte Ventures, LLC	600,000	600,000
Note payable – Donaldson Consulting	15,000	—
Total notes payable	$615,000	$775,000

On July 7, 2014, we issued a $175,000, unsecured demand promissory note bearing interest at 5% to WeedMD for cash used in our business development activities. As discussed in Note 4 above, on March 24, 2016, an unrelated third party agreed to assume all of our obligations pursuant to the $175,000 note payable to WeedMD, in consideration for the transfer by us of 1,100,000 shares of the common stock of WeedMD to the unrelated third party. WeedMD consented to the assumption of the loan and released us from any further liability with respect to the loan.

On December 18, 2014, we issued a $600,000 unsecured promissory note bearing interest at 12% to an unrelated third party, Slainte Ventures, LLC. The principal and accrued interest are due on the earlier of December 17, 2015, or  upon the closing of certain capital raising transactions as described in the note. The default rate of interest under the note is 18%.

On March 16, 2016, we entered into an agreement with Slainte whereby Slainte waived default, amended the terms and extended the maturity date of the Slainte Note until December 17, 2016, and agreed to accept a warrant in lieu of interest due on the loan. The warrant allows Slainte to purchase 416,667 shares of our common stock; plus that number of shares of our common stock equal in number to (i) the product of the then-applicable interest rate under the Slainte Note and the amount of principal outstanding on the Note, calculated on a daily basis and paid for actual days elapsed, during the period beginning on December 18, 2015, and ending on the date on which the Note is paid in full, divided by (ii) $0.18; plus that number of shares of our common stock equal in number to (i) the product of 0.02 and the sum of the amount of principal and interest outstanding on the Note on the first day of each calendar month, beginning with February 1, 2016, divided by (ii) $0.18. The warrant is exercisable at a price of $0.18 per share, subject to adjustment in the event of stock splits, the sale of our shares of common stock at a price below $0.18 per share or the sale of equity securities with a conversion price of less than $0.18 per share. The warrant can be exercised at any time during the five year period following the full repayment of the loan; the exercise price can be paid in cash or through a cashless exercise feature; and the warrant grants certain registration rights to Slainte applicable to all shares of our common stock owned or controlled by Slainte, including shares issued upon exercise of the warrant. In addition, Slainte granted us a put option, exercisable upon repayment of the loan prior to December 17, 2016, that requires Slainte to purchase from us, for $100,000, that number of shares of our common stock equal in number to (i) $100,000 divided by (ii) the product of 80% and the average price of our common stock for the 30 trading days immediately prior to the date the put option is exercised.

These warrants are accounted for as a liability under ASC 815. The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

	March 16, 2016	March 31, 2016
Expected life (years)	5.0	4.96
Risk-free interest rate	1.41%	1.21%
Expected volatility	226%	227%

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

In connection with these warrants, the Company recognized a loss on the change in fair value of warrant liability of $229,609 during the three months ended March 31, 2016.

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to the expected life of the warrants. The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities rates.

Due to the fair value of the warrants issued in connection with the amended note agreement, the modification was considered substantial (i.e. greater than 10% of the carrying value of the debt). As a result, an extinguishment of debt was deemed to have occurred, resulting in the recognition of an extinguishment loss of $133,077.

NOTE 12 – CONVERTIBLE NOTES PAYABLE

2015 Convertible Notes

During the year ended 2015, we issued three convertible promissory notes to unaffiliated third parties. The net proceeds from these transactions were are used for general working capital purposes. During the three months ended March 31, 2016 we issued one convertible promissory note, the net proceeds from which was used to pay the principal and accrued interest of one of the convertible notes issued during the year ended December 31, 2015. The difference between the face amount of the convertible notes and the net proceeds was recorded as deferred financing costs on our consolidated balance sheets if such difference was the result of payments related to debt issuance costs. Any deferred financing costs are amortized on a straight-line basis, which approximates the effective interest rate method, during the first 180 days that the convertible notes are outstanding, and this amortization is included in interest expense in our consolidated statements of operations.

The following table summarizes our convertible promissory notes as of March 31, 2016:

Issue Date	Issued To		Maturity Date	Interest Rate	Default Rate	Base Conversion Rate		VCR Look Back Period	VCR Calculated Using	Principal Balance

10/12/15	SJS Investments	Unsecured	7/8/16	12%	18%	55%		10 Days	5 Lowest trades	$102,000

12/9/15	Tangiers Investment Group	Secured by Certain Assets	12/8/16	10%	20%	55%		10 Days	3 lowest closing bids	220,000

3/30/16	Slainte Ventures	Unsecured	12/30/16	12%	Mandatory Conversion	N/	A	10 Days	10 day average	81,978
										$403,978

The convertible notes, including accrued interest payable, may be converted into shares of our common stock at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of issuance, at the option of the holder (the “Conversion Feature”).

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

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Both of these conversion rates results in a beneficial conversion features (“BCF”) recorded as unamortized convertible debt discount which is required to be valued and amortized to interest expense over the term of the Note. We amortize our convertible debt discount on a straight-line basis, which approximates the effective interest rate method, during the first 180 days that each Note is outstanding and this amortization is included in amortization of debt discount in our consolidated statements of operations. If a Note is repaid during the first 180 days, the remaining unamortized deferred financing costs and unamortized debt discount are expensed on the date of repayment.

The convertible notes are convertible into an unlimited number of unregistered, restricted common shares (“Unlimited Shares Feature”). The difference between the closing price of our common stock and the VCR is referred to as the Variable Conversion Rate Differential (“VCRD”). Both the Unlimited Shares Feature and the VCRD meet the definition of an embedded derivative and together are referred to as a compound embedded derivative liability or, hereafter, simply a “derivative liability.”

In accordance with U.S. GAAP, our derivative liabilities are recorded at fair value on the date of issuance and subsequently remeasured to fair value each reporting period with any change in fair value being recognized as gain (loss) on derivative liabilities in our consolidated statement of operations.

Similarly, accrued interest payable applicable to the Notes is convertible into shares of our common stock, without limit, at the same Conversion Price. The fair value of the derivative liabilities applicable to accrued interest payable is measured and recognized at each reporting date as derivative liabilities with a corresponding charge to interest expense.  As noted above, all derivative liabilities are re-measured in subsequent reporting periods with any change in fair value being included in gain (loss) on derivative liabilities.

The Notes also contain prepayment options whereby we may, during the first 180 days that each note is outstanding, prepay the note by paying prepayment premiums ranging from 10% to 40% of the principal then outstanding depending on the date of prepayment.

In general, per the terms of our convertible notes. The note holders may not make any conversions that would result in the note holder holding more than 9.99% of our issued and outstanding common stock at any one time.

At March 31, 2016, we have reserved 10.2 million shares of our authorized but unissued common stock for potential conversion of the convertible notes.

Should we default on a conversion or repayment of a convertible notes, the note, accrued interest and default penalties and fees are immediately due and payable.  The minimum default penalty amount ranges from 25% to 50% (or more, under certain circumstances) times the then outstanding principal and unpaid interest.

As of December 31, 2015, we had unamortized deferred financing fees of $32,400 outstanding in connection with the issuance of our convertible notes. During the three months ended March 31, 2016, we recognized $20,827 of amortization of deferred financing costs. This amount is included in interest expense in our consolidated statements of operations.

The aggregate fair value of the derivative liabilities applicable to our convertible notes on the dates of issuance was $355,293, and was recorded as derivative liabilities on our consolidated balance sheets. The related BCF debt discount was recorded as a reduction to our convertible notes payable on our consolidated balance sheets. During the three months ended March 31, 2016, we recognized $179,620 of amortization related to the convertible notes and recorded this amount as amortization of debt discount in our consolidated statements of operations.

We recognized $9,628 of interest expense applicable to our convertible notes during the three months ended March 31, 2016, and included this amount of accrued interest payable as accrued expenses on our consolidated balance sheets.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Slainte Convertible Note

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

NOTE 13 – STOCKHOLDERS’ DEFICIT

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

At December 31, 2015, the fair value of these 600,000 options totaling $417,664 was included in accrued expenses on our condensed consolidated balance sheets and on January 9, 2015, the option grant date, we increased common stock and decreased accrued expenses by this amount to account for the issuance of these options on that date.

On January 12, 2016, we awarded 1,050,000 stock options to each of Messrs. Blackmon, Verzura and 980,000 stock potions to Mr. Ruby under our 2014 Stock Incentive Plan. The options were fully vested at the time of grant and give the option holder the right to purchase shares of our common stock at $0.20 per share during the ten year term of the option.

We calculated the fair value of each option to be approximately $0.20 per option utilizing the Black Scholes option pricing model and the following assumptions on the date of valuation:

Stock price	$0.20
Exercise price	$0.20
Risk free interest rate	1.98%
Expected term (years)	10.0
Expected volatility	173%
Expected dividends	0%

At December 31, 2015 the fair value of these 3,080,000 options totaling $612,512, which was included in accrued expenses on our condensed consolidated balance sheets, and on January 15, 2016, the option grant date, we increased common stock and decreased accrued expenses by this amount to account for the issuance of these options on that date.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

The following table summarizes our stock options outstanding as of March 31, 2016:

	Three Months Ended March 31, 2016
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Stock options outstanding, beginning of period	600,000	9.8	$0.70
Issued	3,080,000	10.0	0.20
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding, end of period	3,680,000	9.6	$0.26
Stock options exercisable, March 31, 2016	3,680,000	9.6	$0.26

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

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Warrants:

The following table summarizes our share warrants outstanding as of March 31, 2016 and December 31, 2015:

	Three Months Ended March 31, 2016
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Warrants outstanding, December 31, 2015	3,000,000	1	$12.00
Issued	708,334	5	0.18
Issuable under terms of the amended Slainte note payable	265,914
Exercised	—	—	—
Expired	(3,000,000)	—	—
Warrants outstanding, end of period	974,248	4.95	$0.18
Warrants exercisable, March 31, 2016	974,248	4.95	$0.18

NOTE 14 – SHARE-BASED COMPENSATION

Share-based Compensation

We recognize share-based compensation expense in cost of revenues and general and administrative expense based on the fair value of common shares issued for services. Share-based compensation expense for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
Share-based compensation expense – shares issued for consulting services	$46,382	$42,600
Share-based compensation expense – amortization of shares issued for prepaid services	—	66,437
Share-based compensation expense – accrual of estimated share-based awards	—	105,000
	$46,382	$214,037

NOTE 15 –COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

On February 20, 2016, we entered into a consulting agreement with a third party that has a twelve month term, and which can be extended by mutual agreement. The agreement provides for the issuance of a five (5) year warrant to the consultant, upon the execution of the agreement, to purchase 250,000 shares of our common stock at a price of $0.18 per share, plus the payment of $7,500 on the first day of each month, beginning March 1, 2016, coupled with the monthly issuance of five (5) year warrants to purchase our common stock in an amount of shares determined by dividing $7,500 by $0.18 per share. These warrants are exercisable at a price of $0.18 per share. During the three months ended March 31, 2016, we recognized $46,382 of expense applicable to this consulting agreement.

On May 6, 2014, we entered into a consulting agreement with two third party consultants that has a nine month term, which can be renewed and/or extended by mutual agreement. Currently, the renewal of the agreement is under negotiation. The agreement provides for a $50,000 payment to the consultants at signing, which has been paid, and for three more $50,000 payments (a total of $200,000) and the issuance of 100,000 During the years ended December 31, 2015 and 2014, we recognized $0 and $160,000 of expense applicable to this agreement and this amount is included in R&D expenses in our consolidated statements of operations. At March 31, 2016 and December 31, 2015 the project was approximately 80% complete and $110,000 is included in accrued expenses on our consolidated balance sheets. The value of the 100,000 shares will be recognized upon achievement of the goals. The project has been suspended and it is unknown when it will resume.

UNITED CANNABIS CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Legal Proceedings

We were not subject to any legal proceedings during the three months ended March 31, 2016, and, to the best of our knowledge, no legal proceedings are pending or threatened.

NOTE 16 – SUBSEQUENT EVENTS

On April 6, 2016, we borrowed $75,000, from Slainte Ventures, LLC, and used the proceeds to repay a portion of the principal and accrued interest applicable to our $102,000 convertible promissory note dated October 12, 2015, to JSJ Investments Inc. The loan, together with interest at 12% per year, is payable on December 30, 2016. We may prepay the loan at any time. If the loan is repaid on or before September 30, 2016 the principal amount which is being repaid will increase by 10%. If the loan is repaid after September 30, 2016 the principal amount which is being repaid will increase by 15%. The amount of the principal increase may be paid with shares of our common stock. The number of shares to be issued for such purpose will be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the prepayment date. If the loan is not paid when due, then at any time on or before January 10, 2017, Slainte may convert the outstanding principal and interest on the loan into shares of our common stock. The number of shares to be issued on conversion will be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the conversion date by the outstanding principal and interest on the loan on the conversion date.

On April 6, 2016, we borrowed $25,000 from Ernest Blackmon and $25,000 from Tony Verzura and used the proceeds to repay a portion of the principal and interest applicable to our $102,000 convertible promissory note dated October 12, 2015, to JSJ Investments Inc.  The loans, together with interest at 12% per year, are payable on December 30, 2016. We may prepay the loans at any time. If the loans are repaid on or before September 30, 2016, the principal amount which is being repaid will increase by 10%. If the loans are repaid after September 30, 2016, the principal amount which is being repaid will increase by 15%.

In accordance with ASC 855-10 we have analyzed our operations subsequent to March 31, 2016, to the date these condensed consolidated financial statements were issued, and have determined that, other that as disclosed above, we do not have any material subsequent events to disclose in these condensed financial statements.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We were originally formed on November 15, 2007 as a California corporation under the name MySkin, Inc.  MySkin was engaged in the business of providing management services to a medical spa in Los Angeles, California which provided various advanced skin care services until March 31, 2014, when this business was sold to the former President of the Company.

In early 2014 we decided to exit the medical spa management business and change our focus to creating unique products which can be used to treat a wide range of diseases that can be used by patients globally.  Our products are subject to all existing marijuana laws in the United States.

We own intellectual property relating to the legalized growth, production, manufacture, marketing, management, utilization and distribution of medical and recreational marijuana and marijuana infused products.   We have entered into what we believe are significant agreements with partners outside of Colorado where we have agreed to provide intellectual property and consulting services.   We also have formalized strategic relationships with four other businesses in the marijuana industry.

Our primary goal is to advance the use of phytocannabinoids therapeutics in medicine through research, product development and education. We are dedicated to improving the lives of patients. We provide the intellectual property, patent-pending technology, trusted brands, clinical data, technical training, sales tools and methodologies necessary to assist our clients businesses for success.  Our ACT Now Program utilizes our patent-pending Prana Bio Nutrient Medicinals with a HIPPAA compliant electronic health record (“EHR”) software that enables physicians to create comprehensive sequencing charts specific to their patients’ medical aliments. The ACT Now EHR software allows for global monitoring, patient management, and effective cannabinoid therapy protocols.

Our Prana Bio Nutrient Medicinal products are designed to help supplement deficiencies related to the endocannabinoid system including pain, neuropathy, arthritis, MS, IBS, autism, seizures, eczema, sleep, anxiety, head trauma, opioid dependency and clinical endocannabinoid deficiencies. The endocannabinoid system is a signaling system within the human body that utilizes hundreds of receptors to help maintain homeostasis between the central nervous system and the immune system.

Our Prana Aromatherapy Transdermal Roll-on line uses a proprietary blend of essential oils infused with cannabinoids designed to provide targeted and large surface relief with combinations of aromatherapy. The transdermal is a part of the complete patent-pending Prana Bio Nutrient Medicinals line, which is offered in 5 categories (P1, P2, P3, P4, P5), with three delivery methods (sublingual, capsules, topical). Dosages range from 1mg to 50mg, are available in both raw and activated formulations, and paired with specific cannabis derived terpene profiles.

Our short term plan involves licensing the technology associated with our products to companies which are licensed to grow and sell medical marijuana in states where medical marijuana is legal.  As of April 30, 2016 we had signed license agreements with two companies.

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

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended March 31, 2016 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenues	I	Major dispensary in California aggressively selling one of our products licensed to them.

Gross profit, as a % of revenue	D	Slightly lower profit margins on license fees and reduced amount of consulting as a percentage of total revenue.

General and Administrative expenses	D	Lower amounts spent on sales and marketing, research and development, and salaries and wages.

The factors that will most significantly affect future operating results will be:

•	State by state regulatory changes in the United States;
•	Political party influence and which party(s) will gain control of Congress; and
•	Rescheduling of marijuana by the federal government.

Capital Resources and Liquidity

Our material sources and (uses) of cash during the three months ended March 31, 2016 and 2015 were:

	2016	2015
Cash used in operations	$(75,122)	$(273,417)
Payment on notes payable	(15,000)	—
Acquisition of intangible assets	—	(12,385)

General

Other than the repayment of our notes and convertible notes, we presently have no material capital commitments for the twelve months ending March 31, 2017.

Other than as disclosed above, we do not know of any:

•	trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or
•	any significant changes in our expected sources and uses of cash.

We do not have any commitments or arrangements from any person to provide us with any equity capital.

During the next twelve months, we anticipate that we will incur approximately $832,000 of general and administrative expenses in order to execute our current business plan. We also expect to incur significant sales, marketing, research and development expenses during the next twelve months. We must obtain additional financing to continue our operations. We may not be able to obtain additional funding on terms that are favorable to us or at all. We may not be able to obtain sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

None.

Significant Accounting Policies

See Note 2 to the financial statements included as part of this report for a description of our significant accounting policies.

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

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 2 to the financial statements included as part of this Report.

ITEM 4.

CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

Change in Internal Control over Financial Reporting

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.

EXHIBITS.

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Security Exchange Act Rule 13a-14 and 15d-14.

31.2	Certification of Chief Financial Officer pursuant to Security Exchange Act Rule 13a-14 and 15d-14.

32.1	Certification of the Company’s Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	XBRL Exhibits

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CANNABIS CORPORATION

May 20, 2016	By:	/s/ Earnest Blackmon
Earnest Blackmon
Principal Executive and Financial Officer