Form 10-Q
period 2016-06-30
United Cannabis Corp
filed 2016-08-18
CIK 1436161

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of August 15, 2016, the registrant had shares 46,346,625 of common stock outstanding.

UNITED CANNABIS CORPORATION

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$9,221	$118,420
Account receivable, net of collection reserve of $23,800 at June 30, 2016 and $4,340 December 31, 2015, respectively	15,142	53,435
Due from related parties	8,284	8,284
Prepaid expenses	—	56,341
Deferred financing costs, net	—	32,400
Total current assets	32,647	268,880
Intangible assets	32,273	32,273
Investments in non-marketable securities	15,125	205,275
Equity method investments	88,000	88,000
Total assets	$168,045	$594,428

LIABILITIES AND STOCKHOLERS’ (DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable	84,323	$104,238
Accrued expenses	349,059	928,533
Advances from officers and directors	52,500	—
Derivative liabilities	459,639	383,581
Current portion of deferred revenue	180,000	380,000
Notes payable	605,000	775,000
Convertible notes payable, net of a $0.0 and $272,793 debt discount, at June 30, 2016 and December 31, 2015, respectively	351,978	108,207
Total current liabilities	2,082,499	2,679,559
Deferred revenue, net of current portion	493,750	383,750
Total liabilities	2,576,249	3,063,309
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, no par value: 10,000,000 authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 45,181,376 and 44,988,500 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	3,766,503	3,039,448
Accumulated deficit	(6,174,707)	(5,508,329)
Total stockholders’ deficit	(2,408,204)	(2,468,881)
Total liabilities and stockholders’ deficit	$168,045	$594,428

See accompanying notes to the unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Revenues, non-affiliated	$197,306	$313,360	$442,696	$397,765
Revenues, affiliate	—	—	—	4,425
Total revenues	197,306	313,360	442,696	402,190
Cost of revenues	(83,714)	(79,963)	(183,737)	(107,018)
Gross Profit	113,592	233,397	258,959	295,172
Operating expenses
General and administrative	221,291	493,645	429,461	1,052,478
Loss from operations	(107,699)	(260,248)	(170,502)	(757,306)
Other income and costs and expenses
Gain (loss) on derivative liabilities	154,318	—	(838)	—
Loss on early extinguishment of debt	(46,284)	—	(130,423)	—
Interest expense	(56,813)	(20,132)	(113,394)	(40,043)
Amortization of debt discount	(87,091)	—	(266,711)	—
Gain on conversion of a portion of convertible notes	15,490	—	15,490	—
Loss on settlement of disputed terms of warrant	—	—	—	(768,602)
Equity in net loss of unconsolidated affiliate	—	(40,900)	—	(90,900)
Loss before provision for taxes on income	(128,079)	(321,280)	(666,378)	(1,656,851)
Provision for taxes on income	—	—	—	—
Net Income (Loss)	$(128,079)	$(321,280)	$(666,378)	$(1,656,851)

Basic loss per common share	$(0.003)	$(0.007)	$(0.015)	$(0.037)
Basic and fully diluted weighted average number of shares outstanding	45,016,054	44,850,363	44.997,718	44,630,287

See accompanying notes to the unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(666,378)	$(1,656,851)
Decrease (increase) in accounts receivable	18,833	(18,077)
Increase in collection reserve	19,460	—
Increase (decrease) in prepaid expenses	56,341	(18,512)
Decrease in deferred financing costs	32,400	—
Increase in accounts payable and accrued expenses	82,028	160,054
Decrease in deferred revenue	(90,000)	—
Amortization of debt discount	266,711	—
Stock based compensation	84,380	461,347
Loss on revaluation of derivative liabilities	33,466	—
Loss on issue of warrants to cure debt default on note payable to Slainte Ventures	92,004	—
Loss on modification of note payable to Slainte Ventures	133,077	—
Gain on payoff of convertible note payable to JSJ Investments	(107,592)	—
Gain on payoff of convertible note payable to Vis Vires Group	(48,939)	—
Gain on conversion of a portion of convertible note payable to Tangiers Investment Group	(15,490)	—
Value of non-marketable securities recognized as revenue	—	(90,000)
Increase in bad debt reserve	—	16,625
Increase in due from related parties	—	(1,888)
Loss on settlement of disputed warrants	—	768,602
Equity in net loss of unconsolidated subsidiary	—	90,900
Cash used in operations	(109,699)	(287,800)

Cash flow from investing activities:
Purchase of intangible assets	—	(14,385)
	—	(14,385)
Cash flow from financing activities:
Proceeds from convertible note	81,978	—
Proceeds from convertible note	75,000	—
Advances from officers and directors	52,500	—
Payoff convertible note	(81,978)	—
Payoff convertible note	(102,000)	—
Payments on notes payable	(25,000)	—
	500	—
Net Cash flows	(109,199)	(302,185)
Cash and cash equivalents, beginning of period	118,420	321,353
Cash and cash equivalents, end of period	$9,221	$19,168

See accompanying notes to the unaudited condensed consolidated financial statements

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended June 30,
	2016	2015

Supplemental cash flow disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock for repurchase of warrant	$—	$218,788
Issuance of stock options in exchange for accrued wages payable to officers and directors	$612,512	$—
Decrease in non-marketable securities due to the exchange of 1,100,000 shares of common stock of WeedMD	$(190,150)	$—
Reduction of notes payable due to assumption of note payable to WeedMD by unrelated third party in exchange for the exchange of 1,100,000 shares of common stock of WeedMD	$175,000	$—
Reduction of discount on notes due to revaluation of derivatives	$6,082	$—
Accounts payable exchanged for note payable to Donaldson Consulting	$30,0000	$—
Cancellation of warrant	$—	$(218,788)
Issuance of common stock in settlement of disputed terms of warrant	$—	$768,602
Issuance of common stock for services	$—	$189,935
Issuance of stock options	$—	$417,664

See accompanying notes to the unaudited condensed consolidated financial statements

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 1 –BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

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

On March 31, 2014, we sold all right, title and interest in the tangible and intangible assets, trademarks, customer lists, intellectual property and rights, which we owned and were related to our advanced skin care business since we entered into a new business and no longer had any use for these assets. The assets were sold to MySkin Services, Inc. (“MTA”), a business partly owned by Marichelle Stoppenhagen, our former officer and director, in exchange for the $15,000 payable which we owed to Ms. Stoppenhagen and/or MTA.  In addition, MTA assumed all costs associated with these assets starting on March 31, 2014.

Government Regulation - Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

As of June 30, 2016, 23 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of Colorado, Washington, Oregon, Alaska and the District of Columbia approved ballot measures to legalize cannabis for adult recreational use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana. However, there is no guarantee that the current administration will not change its stated policy regarding the low-priority enforcement of federal laws, or that any future administration would not change this policy and decide to enforce the federal laws vigorously.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - We prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month and six month periods ended March 31, 2016 and 2015, and June 30, 2016 and 2015 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2015.

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

The carrying amounts of our short-term financial instruments, including accounts receivable, accounts payable, accrued expenses and deferred revenue approximate fair value due to the relatively short period to maturity for these instruments. Investments in non-marketable equity securities are carried at cost. The carrying amount of our notes payable at June 30, 2016 and December 31, 2015, approximates their fair values based on our incremental borrowing rates.

Cash and Cash Equivalents - We consider investments with original maturities of 90 days or less to be cash equivalents. We do not have cash equivalents as of June 30, 2016 and December 31, 2015.

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

We determine our allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition and credit history, and current economic conditions. Our allowance for doubtful accounts was $23,800 and $4,340 as of June 30, 2016 and December 31, 2015, respectively.

Intangible Assets – Our intangible assets, consisting of trademarks, design marks and provisional patent applications are recorded at cost, and once approved, will be amortized using the straight-line method over an estimated useful life of 10 to 20 years. We test for impairment of our intangible assets on an annual basis.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

	Six Months Ended June 30,		Three Months Ended March 30,
	2016	2015	2016	2015
Warrants to purchase common stock	1,431,874	3,000,000	708,334	3,000,000
Stock options	3,680,000	600,000	3,680,000	600,000

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the three ended March 31, 2016 and 2015 and the six months ended June 30, 2016 and 2015, we did not have any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.

Segment Reporting – UCANN operates as one segment.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Concentration of Credit Risk - Financial instruments that potentially subject us to credit risk consist of cash. Because of our perceived association with the marijuana industry, we are not always able to maintain our cash with high credit quality financial institutions; and at times, cash is held by our employees, under the terms of trust agreements, and and as a result, these balances are not insured by the FDIC.

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

Percentage of Revenue:

	Six Months Ended June 30,
	2016	2015
Customer A	92%	51%
Customer B	8%	26%
Customer C	—%	17%

Percentage of Accounts Receivable:

	Six Months Ended June 30,
	2016	2015
Customer A	26%	68%
Customer B	26%	30%
Customer C	33%	21%

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

NOTE 3 – GOING CONCERN

Our condensed consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the six months ended June 30, 2016, we incurred losses of $666,378 and used cash of $109,699 in operating activities. As at June 30, 2016, we had a working capital deficit of $2,049,683and an accumulated deficit of $6,174,707.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

NOTE 4 – INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES

On June 9, 2014, we received 1,187,500 common shares; and 3,000,000 warrants, which expired unexercised, to purchase shares of common stock of WeedMD RX Inc. (“WMD”), a private Canadian company in the cannabis industry, in exchange for future consulting services and use of our intellectual property. The $593,750 cost assigned to the WMD shares was classified as investment in non-marketable equity securities and as a component of deferred revenue in the amount of $593,750 on our condensed consolidated balance sheets.

On March 24, 2016, an unrelated third party agreed to assume all of our obligations, including accrued and unpaid interest, pursuant to the terms of a $175,000 note payable we owed to WeedMD, in consideration for the transfer by us of 1,100,000 shares of the common stock of WMD to the unrelated third party. WMD consented to the assumption of the loan by the unrelated third party, and released us from any further liability with respect to the loan.  After the exchange of the 1,100,000 shares of common stock of WMD to the unrelated third party, we own 87,500 shares of common stock of WMD, and reduced our investment in none-marketable equity securities to $15, 125.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of:

	June 30, 2016	December 31, 2015
Prepaid investor relations services	$—	$1,667
Prepaid licensing fees	—	35,000
Other prepaid services and fees	—	19,674
	$—	$56,341

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

NOTE 7 – EQUITY METHOD INVESTMENTS

On August 15, 2014, we acquired a 50% interest in Cannabinoid Research & Development Company Limited (“CRD”), a Jamaican company, in exchange 40,000 shares of our common stock valued at $88,000 based on the previous day’s closing price of our stock. We also committed to provide expertise on design-build, genetics, cultivation, production, processing, productizing, labeling, packaging, marketing, branding and distribution of products, as well as use of our intellectual property in the operations of CRD. As of June 30, 2016, CRD did not have any operations or operating activities. We accounted for this $88,000 as an equity method investment on our condensed consolidated balance sheets.

NOTE 8 – ACCRUED EXPENSES

Our accrued expenses consist of:

	June 30, 2016	December 31, 2015
Accrued consulting fees	$140,000	$110,000
Accrued wages and related expenses	18,673	629,780
Accrued interest expense	117,189	101,185
Accrued other expenses	73,197	87,568
	$349,059	$928,533

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Included in accrued consulting fees at June 30, 2016 and December 31, 2015 is $110,000 that represent fees owed to consultants working on a research and development project that is approximately 80% complete.

NOTE 9 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2016

	Level 1	Level 2	Level 3	Total
Derivative liabilities - convertible notes	$—	$—	$244,549	$244,549
Derivative liabilities - warrants	—	215,090	—	215,090
Total	$—	$215,090	$261,665	$459,639

Convertible Notes Payable

We valued our derivative liabilities related to embedded conversion features applicable to our borrowings of $322,000 under our convertible notes payable with embedded derivative features (see Note 12 below) and accrued interest payable of $9,594 thereon in accordance with fair value measurement guidelines. For the six months ended June 30, 2016, the following table reconciles the beginning and ending balances for our financial instruments that are carried at fair value measured on a recurring basis:

Derivative liabilities as of December 31. 2015	$383,581
Loss on revaluation of derivative liabilities during the period	37,738
Loss on modification an cure of default of not payable to Slainte Ventures	237,027
Effect of pay of convertible note payable to JSJ Investments	(107,592)
Effect of the payoff of the convertible note payable to Vis Vires Group	(70,462)
Conversion of a portion of the convertible note payable to Tangiers Investment Group	(20,653)
Derivative liabilities as of June 30, 2016	$459,639

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

NOTE 10 – DEFERRED REVENUE

Our deferred revenue consists of:

	June 30, 2016	December 31, 2015
Deferred revenue - WeedMD	$473,750	$563,750
Deferred revenue - FoxBarry	200,000	200,000
	673,750	763,750
Less - current portion	(180,000)	(380,000)
Deferred revenue, net of current portion	$493,750	$383,750

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

As described in Note 4 above, on June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue, and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three year estimate of the service period involved. Based consultations with WMD, we expect to deliver the remaining consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four year period January 1, 2015 through December 31, 2018. Accordingly, we are now recognizing $15,000 of deferred revenue per month, and thus, during the three and six month periods ending March 31 and June 30 2016 and 2015, we recognized a total of $45,000 of revenue applicable to this arrangement, respectively. At June 30, 2016, we expect to recognize $180,000 of the remaining $473,750 WMD deferred revenue during the next twelve months and accordingly, we have classified the $180,000 as a current liability on our condensed consolidated balance sheets.

On December 28, 2014, we entered into a royalty and consulting services agreement with FoxBarry Farms, LLC (“FoxBarry”) whereby we received a $200,000 prepaid royalty payment from FoxBarry. We will recognize deferred royalty revenue based on actual applicable sales as defined in the agreement. During the six months ended June 30, 2016 and 2015, we did not recognize any deferred revenue related to this agreement. We have classified the $200,000 as a current liability on our condensed consolidated balance sheets as we expect to recognize this amount during the next twelve months.

NOTE 11 – NOTES PAYABLE

Our notes payable consisted of the following:

	June 30, 2016	December 31, 2015
Note payable - WeedMD	$—	$175,000
Note payable - Slainte Ventures, LLC	600,000	600,000
Note payable – Donaldson Consulting	5,000	—
Total notes payable	$605,000	$775,000

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

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

These warrants are accounted for as a liability under ASC 815. The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

	March 16, 2016	March 31, 2016
Expected life (years)	5.0	4.96
Risk-free interest rate	1.41%	1.21%
Expected volatility	226%	227%

In connection with these warrants, the Company recognized a loss on the change in fair value of warrant liability of $70,067 during the six months ended June 30, 2016.

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

NOTE 12 – CONVERTIBLE NOTES PAYABLE

During the year ended 2015, we issued three convertible promissory notes to unaffiliated third parties. The net proceeds from these transactions were are used for general working capital purposes. During the six months ended June 30, 2016 we issued two convertible promissory note, the net proceeds from which was used to pay the principal and accrued interest of two of the convertible notes issued during the year ended December 31, 2015. The difference between the face amount of the convertible notes and the net proceeds was recorded as deferred financing costs on our consolidated balance sheets if such difference was the result of payments related to debt issuance costs. Any deferred financing costs are amortized on a straight-line basis, which approximates the effective interest rate method, during the first 180 days that the convertible notes are outstanding, and this amortization is included in interest expense in our consolidated statements of operations.

The following table summarizes our convertible promissory notes as of June 30, 2016:

Issue Date	Issued To	Security	Maturity Date	Interest Rate	Default Rate	Base Conversion Rate	VCR Look Back Period	VCR Calculated Using	Principal Balance

12/9/15	Tangiers Investment Group	Certain Assets	12/8/16	10%	20%	55%	10 Days	3 lowest closing bids	220,000

3/30/16	Slainte Ventures	Unsecured	12/30/16	12%	Mandatory Conversion	N/A	10 Days	10 day average	81,978

4/06/16	Slainte Ventures	Unsecured	12/30/16	12%	Mandatory Conversion	N/A	N/A	N/A	75,0000
									$376,978

The convertible notes, including accrued interest payable, may be converted into shares of our common stock at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of issuance, at the option of the holder (the “Conversion Feature”).

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Both of these conversion rates results in a beneficial conversion features (“BCF”) recorded as unamortized convertible debt discount which is required to be valued and amortized to interest expense over the term of the Note. We amortize our convertible debt discount on a straight-line basis, which approximates the effective interest rate method, during the first 180 days that each convertible note is outstanding and this amortization is included in amortization of debt discount in our consolidated statements of operations. If a convertible note is repaid during the first 180 days, the remaining unamortized deferred financing costs and unamortized debt discount are expensed on the date of repayment.

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

Similarly, accrued interest payable applicable to the convertible notes is convertible into shares of our common stock, without limit, at the same Conversion Price. The fair value of the derivative liabilities applicable to accrued interest payable is measured and recognized at each reporting date as derivative liabilities with a corresponding charge to interest expense.  As noted above, all derivative liabilities are re-measured in subsequent reporting periods with any change in fair value being included in gain (loss) on derivative liabilities.

The convertible notes also contain prepayment options whereby we may, during the first 180 days that each note is outstanding, prepay the note by paying prepayment premiums ranging from 10% to 40% of the principal then outstanding depending on the date of prepayment.

In general, per the terms of our convertible notes. The note holders may not make any conversions that would result in the note holder holding more than 9.99% of our issued and outstanding common stock at any one time.

At June 30, 2016, we have reserved 10.2 million shares of our authorized but unissued common stock for potential conversion of the convertible notes.

Should we default on a conversion or repayment of a convertible notes, the note, accrued interest and default penalties and fees are immediately due and payable.  The minimum default penalty amount ranges from 25% to 50% (or more, under certain circumstances) times the then outstanding principal and unpaid interest.

As of December 31, 2015, we had unamortized deferred financing fees of $32,400 outstanding in connection with the issuance of our convertible notes. During the six months ended June 30, 2016, we recognized $32,400 of amortization of deferred financing costs. This amount is included in interest expense in our consolidated statements of operations.

The aggregate fair value of the derivative liabilities applicable to our convertible notes on the dates of issuance was $355,293, and was recorded as derivative liabilities on our consolidated balance sheets. The related BCF debt discount was recorded as a reduction to our convertible notes payable on our consolidated balance sheets. During the six months ended June 30, 2016, we recognized $266,711 of amortization related to the convertible notes and recorded this amount as amortization of debt discount in our condensed consolidated statements of operations.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Slainte Convertible Notes

On March 30, 2016, we borrowed $81,978, from Slainte Ventures and used the proceeds to repay principal and accrued interest applicable to our $59,000 convertible promissory note dated October 6, 2015, to Vis Vires Group, Inc. The loan, together with interest at 12% per year, is payable on December 30, 2016. We can prepay the loan at any time. If the loan is repaid on or before September 30, 2016, the principal amount which is being repaid will increase by 10%. If the loan is repaid after September 30, 2016, the principal amount which is being repaid will increase by 15%. The amount of the principal increase may be paid with shares of our common stock. The number of shares to be issued for such purpose will be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the prepayment date. If the loan is not paid when due, then at any time on or before January 10, 2017, Slainte may convert the outstanding principal and interest on the loan into shares of our common stock. The number of shares to be issued on conversion will be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the conversion date by the outstanding principal and interest on the loan on the conversion date.

On April 6, 2016, we borrowed $75,000, from Slainte Ventures and used the proceeds, along with $52,500 of advances to the Company by officers and directors of the Company, to repay principal and accrued interest applicable to our $102,000 convertible promissory note dated October 12, 2015, to SJS Investments, Inc. The loan, together with interest at 12% per year, is payable on December 30, 2016. We can prepay the loan at any time. If the loan is repaid on or before September 30, 2016, the principal amount which is being repaid will increase by 10%. If the loan is repaid after September 30, 2016, the principal amount which is being repaid will increase by 15%. The amount of the principal increase may be paid with shares of our common stock. The number of shares to be issued for such purpose will be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the prepayment date. If the loan is not paid when due, then at any time on or before January 10, 2017, Slainte may convert the outstanding principal and interest on the loan into shares of our common stock. The number of shares to be issued on conversion will be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the conversion date by the outstanding principal and interest on the loan on the conversion date.

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

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

We calculated the fair value of each option to be approximately $0.20 per option utilizing the Black Scholes option pricing model and the following assumptions on the date of valuation:

Stock price	$0.20
Exercise price	$0.20
Risk free interest rate	1.98%
Expected term (years)	10.0
Expected volatility	173%
Expected dividends	0%

At December 31, 2015, the fair value of 3,080,000 options totaling $612,512, was included in accrued expenses on our condensed consolidated balance sheets, and on January 15, 2016, the option grant date, we increased common stock and decreased accrued expenses by this amount to account for the issuance of these options on that date.

The following table summarizes our stock options outstanding, as of June 30, 2016:

	Six Months Ended June 30, 2016
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Stock options outstanding, beginning of period	3,680,000	9.4	$0.26
Issued	—	—	—
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding, end of period	3,680,000	9.4	$0.26
Stock options exercisable, June 30, 2016	3,680,000	9.4	$0.26

Common Stock Issued In Exchange For Warrant Outstanding

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

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Warrants:

The following table summarizes our share warrants outstanding as of June 30, 2016 and December 31, 2015:

	Six Months Ended June 30, 2016
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Warrants outstanding, December 31, 2015	3,000,000	1	$12.00
Issued	833,335	5	0.18
Shares issuable at the election of the noteholder in lieu of the payment of interest under the terms of the amended Slainte note.	598,539
Exercised	—	—	—
Expired	(3,000,000)	—	—
Warrants outstanding, end of period	1,431,874	4.73	$0.18
Warrants exercisable, June 30, 2016	1,431,874	4.73	$0.18

 NOTE 14 – SHARE-BASED COMPENSATION

Share-based Compensation

We recognize share-based compensation expense in cost of revenues and general and administrative expense based on the fair value of common shares issued for services. Share-based compensation expense for the six months ended June 30, 2016 and 2015 is, as follows:

	Six Months Ended June 30,
	2016	2015
Share-based compensation expense – consulting services	$84,380	$42,600
Share-based compensation expense – amortization of shares issued for prepaid services	—	208,747
Share-based compensation expense – accrual of estimated share-based awards	—	210,000
	$84,380	$461,347

NOTE 15 –COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

On February 20, 2016, we entered into a consulting agreement with a third party that has a twelve month term, and which can be extended by mutual agreement. The agreement provides for the issuance of a five (5) year warrant to the consultant, upon the execution of the agreement, to purchase 250,000 shares of our common stock at a price of $0.18 per share, plus the payment of $7,500 on the first day of each month, beginning March 1, 2016, coupled with the monthly issuance of five (5) year warrants to purchase our common stock in an amount of shares determined by dividing $7,500 by $0.18 per share. These warrants are exercisable at a price of $0.18 per share. During the six months ended June 30, 2016, we recognized $84,380 of expense applicable to this consulting agreement.

On May 6, 2014, we entered into a consulting agreement with two third party consultants that has a nine month term, which can be renewed and/or extended by mutual agreement. Currently, the renewal of the agreement is under negotiation. The agreement provides for a $50,000 payment to the consultants at signing, which has been paid, and for three more $50,000 payments (a total of $200,000) and the issuance of 100,000 shares of our common stock upon the achievement of certain goals as set forth in appendix II of the agreement. During the three and six months ended June 30, 2016 and 2015, we recognized no expenses applicable to this agreement At June 30, 2016 and December 31, 2015 the project was approximately 80% complete and $110,000 is included in accrued expenses on our consolidated balance sheets. The value of the 100,000 shares will be recognized upon achievement of the goals. The project has been suspended and it is unknown when it will resume.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

Legal Proceedings

We were not subject to any legal proceedings during the six months ended June 30, 2016, and, to the best of our knowledge, no legal proceedings are pending or threatened.

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 we have analyzed our operations subsequent to June 30, 2016, to the date these condensed consolidated financial statements were issued, and have determined that, other than as disclosed above, we do not have any material subsequent events to disclose in these condensed financial statements.

During the months of July and August 2016, in a series of conversions, Tangiers Investment Group, LLC elected to convert $110,000 of the principal balance of their convertible note into shares of our common stock. The conversions during July 2016, were in addition to the $25,000 converted during June 2016.  The total shares of common stock issued to Tangiers as a result of converting $135,000 of the principal balance of their convertible note during June, July and August 2016 was 1,358,125 shares, at an average price of $0.10 per share.

On July 5, 2016, the Company borrowed $50,000 from Slainte Ventures, LLC in the form of a 12%, unsecured, convertible note, due December30, 2016. The Company may prepay this note, in whole or in part, at any time. If this note is repaid on or before September 30, 2016, the principal amount which is being repaid will increase by 10%. If the note is repaid after September 30, 2016, the principal amount which is being repaid will increase by 15%. The amount of the principal increase may be paid with shares of the Borrower’s common stock. The number of shares to be issued for such purpose will be determined by dividing the average closing price of the Borrower’s common stock (which in no case can be greater than $0.45) for the ten trading days preceding the prepayment date. To repay the Note, the Borrower must give written notice to the Note Holder.

On August 12, 2016, the Company borrowed $125,000 from JSJ Investments, Inc. in the form of a 12%, unsecured, convertible note, due December30, 2016. The Company may prepay this note, in whole or in part, at any time. If this note is repaid on or before September 30, 2016, the principal amount which is being repaid will increase by 10%. If the note is repaid after September 30, 2016, the principal amount which is being repaid will increase by 15%. The amount of the principal increase may be paid with shares of the Borrower’s common stock. The number of shares to be issued for such purpose will be determined by dividing the average closing price of the Borrower’s common stock (which in no case can be greater than $0.45) for the ten trading days preceding the prepayment date. To repay the Note, the Borrower must give written notice to the Note Holder.

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

Our short term plan involves licensing the technology associated with our products to companies which are licensed to grow and sell medical marijuana in states where medical marijuana is legal.  As of July 31, 2016 we had signed license agreements with two companies.

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

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended June 30, 2016 as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Revenues	I	Major dispensary in California aggressively selling one of our products licensed to them.
Gross profit, as a % of revenue	D	Slightly lower profit margins on license fees and reduced amount of consulting as a percentage of total revenue.
General and Administrative expenses	D	Lower amounts spent on sales and marketing, research and development, and salaries and wages.

The factors that will most significantly affect future operating results will be:

•	State by state regulatory changes in the United States;
•	Political party influence and which party(s) will gain control of Congress; and
•	Rescheduling of marijuana by the federal government.

Capital Resources and Liquidity

Our material sources and (uses) of cash during the six months ended June 30, 2016 and 2015 were:

	2016	2015
Cash used in operations	$(109,199)	$(287,800)
Proceeds from advances and borrowings	209,478	—
Payment on notes payable	(208,978)	—
Acquisition of intangible assets	—	(14,385)

General

Other than the repayment of our notes and convertible notes, we presently have no material capital commitments for the twelve months ending June 30, 2017.

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

ITEM 4.

CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

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

UNITED CANNABIS CORPORATION

August 15, 2016	By:	/s/ Earnest Blackmon
Earnest Blackmon
Principal Executive and Financial Officer