Form 10-K/A
period 2015-12-31
United Cannabis Corp
filed 2016-09-23
CIK 1436161

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

None.

EXPLANATORY NOTE

The purpose of this amendment is to add certain information to Item 7 of this report.

Table of Contents to Annual Report on Form 10-K/A

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

Results of Operations

The Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenues and Cost of Revenues

Revenue increased by approximately $376,000 during the year ended December 31, 2015. This increase in revenue was due to an increase in the recognition of deferred revenue for consulting services of approximately $30,000, the sale of oil extractions in the amount of approximately $190,000, and an increase in licensing fees of approximately $156,000. Gross profit, as a percentage of total revenue, was 73% for the year ended December 31, 2015 as compared to 96% for the year ended December 31, 2014.

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

On December 18, 2014, we borrowed $600,000 from Slainte Ventures, LLC, an unrelated third party.  The loan was evidenced by an unsecured promissory note bearing interest at 12%.  In October 2015, we borrowed funds from a third party and did not apply the borrowed funds to the Slainte note resulting in a default under the terms of the note.  On March 16, 2016, we entered into an agreement with Slainte whereby Slainte waived default, and extended the maturity date of note until December 17, 2016. Slainte also agreed to accept a warrant in lieu of interest due on the loan.  See Note 20 to the financial statements included as part of this report for information concerning the terms of the warrant.

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

32	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document (21)
101.SCH	XBRL Taxonomy Extension Schema Document (21)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (21)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (21)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (21)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (21)

———————

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form 10 filed on January 17, 2012.
(2)	Incorporated by reference to the Registrant’s Form 10-Q filed on November 13, 2013.
(3)	Incorporated by reference to the Registrant’s Form 8-K dated March 26, 2014, filed March 28, 2014.
(4)	Incorporated by reference to the Registrant’s Form 8-K dated March 31, 2014, filed April 3, 2014.
(5)	Incorporated by reference to Appendix A of the Registrant’s Definitive Schedule 14C dated April 11, 2014, filed on April 11, 2014.
(6)	Incorporated by reference to the Registrant’s Form 8-K dated May 2, 2014, filed May 8, 2014.
(7)	Incorporated by reference to the Registrant’s Form 8-K dated July 22, 2014, filed August 5, 2014.
(8)	Incorporated by reference to the Registrant’s Form 8-K dated August 13, 2014, filed August 19, 2014.
(9)	Incorporated by reference to the Registrant’s Form 8-K dated December 22, 2014, filed January 6, 2015.
(10)	Incorporated by reference to the Registrant’s Form 8-K dated December 28, 2014, filed January 7, 2015.
(11)	Incorporated by reference to the Registrant’s Form 10-K filed on April 15, 2015.
(12)	Incorporated by reference to the Registrant’s Form 8-K dated October 6, 2015, filed on October 10, 2015.
(13)	Incorporated by reference to the Registrant’s Form 8-K dated October 12, 2015, filed on October 16, 2015.
(14)	Incorporated by reference to the Registrant’s Form 8-K dated November 10, 2015, filed on November 16, 2015.
(15)	Incorporated by reference to the Registrant’s Form 8-K dated December 9, 2015, filed on December 22, 2015.
(16)	Incorporated by reference to the Registrant’s Form 8-K dated March 18, 2016, filed on March 24, 2016.
(17)	Incorporated by reference to the Registrant’s Form 8-K dated March 30, 2016, filed on April 5, 2016.
(18)	Incorporated by reference to the Registrant’s Form 8-K dated April 6, 2016, filed on April 13, 2016.
(19)	Incorporated by reference to the Registrant’s Form 8-K dated March 23, 2016, filed on April 25, 2016.
(20)	Incorporated by reference to Exhibit 21.1 filed with the Registrant’s 10-K report for the year ended December 31, 2014.
(21)	Previously filed.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CANNABIS CORPORATION

Date: September 22, 2016	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Earnest Blackmon
Earnest Blackmon	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	September 22, 2016

/s/ Chadwick Ruby
Chadwick Ruby	Director	September 22, 2016

/s/ Tony Verzura
Tony Verzura	Director	September 22, 2016