Form 10-Q
period 2016-09-30
United Cannabis Corp
filed 2016-11-16
CIK 1436161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 11, 2016, the registrant had 47,832,198 shares of common stock outstanding.

UNITED CANNABIS CORPORATION

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,813	$118,420
Account receivable, net of collection reserve of $30,000 at September 30, 2016 and $4,340 December 31, 2015, respectively	28,054	53,435
Due from related parties	8,284	8,284
Prepaid expenses	—	56,341
Deferred financing costs, net	—	32,400
Total current assets	51,151	268,880
Intangible assets	32,273	32,273
Investments in non-marketable securities	15,125	205,275
Equity method investments	88,000	88,000
Total assets	$186,549	$594,428

LIABILITIES AND STOCKHOLERS’ (DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable	$61,542	$104,238
Accrued expenses	362,446	928,533
Advances from and accrued amounts owed to officers and directors	81,830	—
Derivative liabilities	547,200	383,581
Current portion of deferred revenue	180,000	380,000
Notes payable	600,000	775,000
Convertible notes payable, net of a $0.0 and $272,793 debt discount, at September 30, 2016 and December 31, 2015, respectively	331,978	108,207
Total current liabilities	2,164,996	2,679,559
Deferred revenue, net of current portion	248,750	383,750
Total liabilities	2,413,746	3,063,309
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT
Preferred stock, no par value: 10,000,000 authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 47,832,198 and 44,988,500 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	4,244,085	3,039,448
Accumulated deficit	(6,471,282)	(5,508,329)
Total stockholders’ deficit	(2,227,197)	(2,468,881)
Total liabilities and stockholders’ deficit	$186,549	$594,428

See accompanying notes to the unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Revenues, non-affiliated	$264,964	$133,553	$707,660	$531,318
Revenues, affiliate	—	—	—	4,425
Total revenues	264,964	133,553	707,660	535,743
Cost of revenues:
Cost of revenues-non-affiliated	(68,813)	(22,652)	(252,550)	(129,670)
Cost of revenues- affiliated	—	(46,409)	—	(46,409
Total cost of revenues	(68,813)	(69,061)	(252,550)	(176,079)
Gross profit	196,151	64,492	455,110	359,664
Operating expenses
General and administrative	116,811	362,194	546,272	1,414,672
Income (loss) from operations	79,340	(297,702)	(91,162)	(1,055,008)
Other income and costs and expenses
Gain (loss) on derivative liabilities	(331,618)	—	(332,456)	—
Loss on early extinguishment of debt		—	(130,423)	—
Interest expense	(40,044)	(20,353)	(153,438)	(60,396)
Amortization of debt discount	—	—	(266,711)	—
Gain (loss) on conversion of convertible notes	(4,253)	—	11,237	—
Loss on settlement of disputed terms of warrant	—	—	—	(768,602)
Equity in net loss of unconsolidated Affiliate	—	—	—	(90,900)
Loss before provision for taxes	(296,575)	(318,055)	(962,953)	(1,974,906)
Provision for taxes	—	—	—	—
Net Income (Loss)	$(296,575)	$(318,055)	$(962,953)	$(1,974,906)

Basic loss per common share	$(0.006)	$(0.007)	$(0.021)	$(0.037)
Basic and fully diluted weighted average number of shares outstanding	47,056,060	44,925,837	45,519,746	44,729,886

See accompanying notes to the unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(962,953)	$(1,974,906)
Increase in accounts receivable	(279)	(27,715)
Increase in collection reserve	25,660	19,845
(Increase) decrease in prepaid expenses	56,341	(7,718)
Decrease in deferred financing costs	32,400	—
Increase in accounts payable and accrued expenses	72,634	310,148
Decrease in deferred revenue	(335,000)	—
Amortization of debt discount	266,711	—
Stock based compensation	118,160	642,109
Loss on revaluation of derivative liabilities	365,576	—
Loss on issue of warrants to cure default on note payable to Slainte Ventures	92,004	—
Loss on modification of note payable to Slainte Ventures	133,077	—
Gain on payoff of convertible note payable to JSJ Investments	(107,592)	—
Gain on payoff of convertible note payable to Vis Vires Group	(48,939)	—
Gain on conversion of convertible notes payable	(11,237)	—
Discount and fees on convertible note	15,500	—
Value of non-marketable securities recognized as revenue	—	(135,000)
Increase in advances from and accrued amounts owed to officers and directors	29,330	16,981
Increase in due from related parties	—	(7,543)
Loss on settlement of disputed warrants	—	768,602
Equity in net loss of unconsolidated subsidiary	—	90,900
Cash used in operations	(258,607)	(304,297)
Cash flow from investing activities:
Purchase of intangible assets	—	(14,385)
	—	(14,385)
Cash flow from financing activities:
Proceeds from convertible notes	316,478	—
Advances from officers and directors	52,500	—
Payoff convertible notes	(183,978)	—
Payments on notes payable	(30,000)	—
	155,000	—
Net Cash flows	(103,607)	(318,682)
Cash and cash equivalents, beginning of period	118,420	321,353
Cash and cash equivalents, end of period	$14,813	$2,671

See accompanying notes to the unaudited condensed consolidated financial statements

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Supplemental cash flow disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Issuance of stock options in exchange for accrued wages payable to officers and directors	$612,512	$—
Issuance of common stock upon conversion of Tangiers Investment Group convertible note	$473,965	$—
Reduction of convertible notes payable due to the conversion by Tangiers Investment Group	$220,000	$—
Decrease in non-marketable securities due to the exchange of 1,100,000 shares of common stock of WeedMD	$(190,150)	$—
Reduction of notes payable due to assumption of note payable to WeedMD by unrelated third party in exchange for the exchange of 1,100,000 shares of common stock of WeedMD	$175,000	$—
Reduction of discount on notes due to revaluation of derivatives	$—	$—
Accounts payable exchanged for note payable to a third party	$30,000	$—
Cancellation of warrant	$—	$(218 788)
Issuance of common stock in settlement of disputed terms of warrant	$—	$987,390
Issuance of common stock for services	$—	$214,215
Issuance of stock options	$—	$417 664

See accompanying notes to the unaudited condensed consolidated financial statements

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

As of September 30, 2016, 23 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of Colorado, Washington, Oregon, Alaska and the District of Columbia approved ballot measures to legalize cannabis for adult recreational use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana. However, there is no guarantee that the current administration will not change its stated policy regarding the low-priority enforcement of federal laws, or that any future administration would not change this policy and decide to enforce the federal laws vigorously.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - We prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month and nine month periods ended September 31, 2016 and 2015 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2015.

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

The carrying amounts of our short-term financial instruments, including accounts receivable, , accounts payable, accrued expenses and deferred revenue approximates fair value due to the relatively short period to maturity for these instruments. Investments in non-marketable equity securities are carried at cost. The carrying amount of our notes payable at September 30, 2016 and December 31, 2015, approximates their fair values based on our incremental borrowing rates.

Cash and Cash Equivalents - We consider investments with original maturities of 90 days or less to be cash equivalents. We did not have cash equivalents as of September 30, 2016 and December 31, 2015.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

We determine our allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition and credit history, and current economic conditions. Our allowance for doubtful accounts was $30,000 and $4,340 as of September 30, 2016 and December 31, 2015, respectively.

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

Revenue Recognition - We recognize revenue in accordance with ASC 605, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) is based on our management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Warrants to purchase common stock	1,895,122	3,000,000	1,895,122	3,000,000
Stock options	3,680,000	600,000	3,680,000	600,000
Total potentially dilutive securities	5,575,122	3,600,000	5,575,122	3,600,000

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the three and nine months ended September 30, 2016 and 2015, we did not have any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.

Segment Reporting – UCANN operates as one segment.

Concentration of Credit Risk - Financial instruments that potentially subject us to credit risk consist of cash. Because of our perceived association with the marijuana industry, we are not always able to maintain our cash with high credit quality financial institutions; and at times, cash is held by our employees, under the terms of trust agreements, and as a result, these balances are not insured by the FDIC.

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

Percentage of Revenues:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Customer A	88%	9%	80%	35%
Customer B	12%	25%	20%	34%
Customer C	—	19%	—	31%
Customer D	—	37%	—	0%

Percentage of Accounts Receivable:

	September 30, 2016	December 31, 2015
Customer A	57%	56%
Customer B	43%	41%
Customer C	—	1%

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

NOTE 3 – GOING CONCERN

Our condensed consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2016, we incurred losses of $962,953 and used cash of $258,607 in operating activities. At September 30, 2016, we had a working capital deficit of $2,132,349 and an accumulated deficit of $6,471,282.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

On March 24, 2016, an unrelated third party agreed to assume all of our obligations, including accrued and unpaid interest, pursuant to the terms of a $175,000 note payable we owed to WeedMD, in consideration for the transfer by us of 1,100,000 shares of the common stock of WMD to the unrelated third party. WMD consented to the assumption of the loan by the unrelated third party, and released us from any further liability with respect to the loan.  After the transfer of the 1,100,000 shares of common stock of WMD to the unrelated third party, we own 87,500 shares of common stock of WMD, and reduced our investment in none-marketable equity securities to $15, 125.

NOTE 5 – PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of:

	September 30, 2016	December 31, 2015
Prepaid investor relations services	$—	$1,667
Prepaid licensing fees	—	35,000
Other prepaid services and fees	—	19,674
	$—	$56,341

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

NOTE 7 – EQUITY METHOD INVESTMENTS

On August 15, 2014, we acquired a 50% interest in Cannabinoid Research & Development Company Limited (“CRD”), a Jamaican company, in exchange for 40,000 shares of our common stock valued at $88,000 based on the previous day’s closing price of our stock. We also committed to provide expertise on design-build, genetics, cultivation, production, processing, productizing, labeling, packaging, marketing, branding and distribution of products, as well as use of our intellectual property in the operations of CRD. As of September 30, 2016, CRD did not have any operations or operating activities. We accounted for this $88,000 as an equity method investment on our condensed consolidated balance sheets.

NOTE 8 – ACCRUED EXPENSES

Our accrued expenses consist of:

	September 30, 2016	December 31, 2015
Accrued consulting fees	$152,500	$110,000
Accrued wages and related expenses	—	$629,780
Accrued interest expense	142,446	$101,185
Accrued other expenses	67,500	$87,568
	$362,446	$928,533

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

Included in accrued consulting fees at September 30, 2016 and December 31, 2015 is $110,000 that represent fees owed to consultants working on a research and development project that is approximately 80% complete.

NOTE 9 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2016.

	Level 1	Level 2	Level 3	Total
Derivative liabilities - convertible notes	$—	$—	$—	$—
Derivative liabilities - warrants	—	547,200	—	547,200
Total	$—	$547,200	$—	$547,200

Convertible Notes Payable

We valued our derivative liabilities related to embedded conversion features applicable to our borrowings of $322,000 under our convertible notes payable with embedded derivative features (see Note 12 below) and accrued interest payable of $28,724 thereon in accordance with fair value measurement guidelines. For the nine months ended September 30, 2016, the following table reconciles the beginning and ending balances for our financial instruments that are carried at fair value measured on a recurring basis:

Derivative liabilities as of December 31. 2015	$383,581
Loss on revaluation of derivative liabilities during the period	370,805
Loss on modification and cure of default of note payable to Slainte Ventures	237,027
Effect of payoff of JSJ and Vis Vires convertible notes	(178,484)
Conversion of note payable to Tangiers Investment Group	(265,729)
Derivative liabilities as of September 30, 2016	$547,200

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

NOTE 10 – DEFERRED REVENUE

Our deferred revenue consists of:

	September 30, 2016	December 31, 2015
Deferred revenue - WeedMD	$428,750	$563,750
Deferred revenue - FoxBarry	—	200,000
	428,750	763,750
Less - current portion	(180,000)	(380,000)
Deferred revenue, net of current portion	$248,750	$383,750

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

As described in Note 4 above, on June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue, and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three year estimate of the service period involved. Based on consultations with WMD, we expect to deliver the remaining consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four year period January 1, 2015 through December 31, 2018. Accordingly, we are now recognizing $15,000 of deferred revenue per month, and thus, during the three and nine month periods September 30 2016 and 2015, we recognized a total of $45,000 and $135,000 of revenue applicable to this arrangement, respectively. At September 30, 2016, we expect to recognize $180,000 of the remaining $428,751 WMD deferred revenue during the next twelve months and accordingly, we have classified the $180,000 as a current liability on our condensed consolidated balance sheets.

On December 28, 2014, we entered into a royalty and consulting services agreement with FoxBarry Farms, LLC (“FoxBarry”) whereby we received a $200,000 prepaid royalty payment from FoxBarry, which we classified on our balance sheet as deferred revenue. Over the past twelve months, in spite of repeated efforts by our management, we have not been able to communicate with, or locate the principals of FoxBarry; and further, our research indicates that FoxBarry has ceased doing business, and is no longer an operating entity. When we entered into the transaction with FoxBarry, it was our policy to recognize the related deferred royalty revenue, based on actual applicable sales as defined in the agreement.  However, since FoxBarry appears to no longer be in existence, and all of our conditions pursuant to the agreement have been satisfied, we elected to recognize $200,000 of deferred during the three and nine months ended September 30, 2016. For the three and nine months ended September 2015, we did not recognize any deferred revenue related to this agreement.

NOTE 11 – NOTES PAYABLE

Our notes payable consisted of the following:

	September 30, 2016	December 31, 2015
Note payable - WeedMD	$—	$175,000
Note payable - Slainte Ventures, LLC	600,000	600,000
Total notes payable	$600,000	$775,000

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

	September 30, 2016	December 31, 2015
Expected life (years)	5.0	4.96
Risk-free interest rate	1.41%	1.21%
Expected volatility	226%	227%

In connection with these warrants, the Company recognized a loss on the change in fair value of warrant liability of $310,173 during the nine months ended September 30, 2016.

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

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

NOTE 12 – CONVERTIBLE NOTES PAYABLE

During the year ended 2015, we issued three convertible promissory notes to unaffiliated third parties. The net proceeds from these transactions were used for general working capital purposes. During the nine months ended September 30, 2016 we issued four convertible promissory notes, the net proceeds from which were used to pay the principal and accrued interest of two of the convertible notes issued during the year ended December 31, 2015. The difference between the face amount of the convertible notes and the net proceeds was recorded as deferred financing costs on our consolidated balance sheets, if such difference was the result of payments related to debt issuance costs. Any deferred financing costs are amortized on a straight-line basis, which approximates the effective interest rate method, during the first 180 days that the convertible notes are outstanding, and this amortization is included in interest expense in our consolidated statements of operations.

The following table summarizes our convertible promissory notes as of September 30, 2016:

Issue Date	Issued To	Security	Maturity Date	Interest Rate	Base Conversion Rate	Principal Balance
3/30/2016	Slainte Ventures	Unsecured	12/30/16	12%	N/A	$81,978
4/06/16	Slainte Ventures	Unsecured	12/30/16	12%	N/A	75,000
7/5/2016	Slainte Ventures	Unsecured	12/30/16	12%	N/A	50,000
8/10/16	JSJ Investments	Unsecured	5/10/17	12%	$0.20 per share during first 180 days; 45% discount thereafter	125,000
						$331,978

The convertible notes, including accrued interest payable, may be converted into shares of our common stock at the Conversion Price, in whole, or in part, at various times, after the date of issuance, at the option of the holder (the “Conversion Feature”), as defined by the terms of the convertible note.

The Conversion Price is equal the Base Conversion Rate specified in the table above multiplied by the Variable Conversion Rate (“VCR”), which is equal to the lowest trading price or closing bid price of our common stock during the ten trading day period prior to the date of conversion, divided by the closing price of our common stock on the day of conversion.

If these conversion rates results in a beneficial conversion feature (“BCF”), the BCF is recorded as an unamortized convertible debt discount, which is required to be valued and amortized to interest expense over the term of the Note. We amortize our convertible debt discount on a straight-line basis, which approximates the effective interest rate method, and this amortization is included in amortization of debt discount in our consolidated statements of operations. If a convertible note is repaid, any remaining unamortized deferred financing costs and unamortized debt discount are expensed on the date of repayment.

If a convertible notes is convertible into an unlimited number of unregistered, restricted common shares, it is classified as having and unlimited shares feature (“Unlimited Shares Feature”). The difference between the closing price of our common stock and the VCR is referred to as the Variable Conversion Rate Differential (“VCRD”). If, both the Unlimited Shares Feature and the VCRD meet the definition of an embedded derivative, then together they create a compound embedded derivative liability or, hereafter, simply a “derivative liability.”

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

At September 30, 2016, we have reserved 10.2 million shares of our authorized but unissued common stock for potential conversion of the convertible notes.

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

On April 6, 2016, we borrowed $75,000 from Slainte Ventures and used the proceeds, along with $52,500 of advances to the Company by officers and directors of the Company, to repay principal and accrued interest applicable to our $102,000 convertible promissory note, dated October 12, 2015, to JSJ Investments, Inc. The loan, together with interest at 12% per year, is payable on December 30, 2016. We can prepay the loan at any time. If the loan is repaid on or before September 30, 2016, the principal amount which is being repaid will increase by 10%. If the loan is repaid after September 30, 2016, the principal amount which is being repaid will increase by 15%. The amount of the principal increase may be paid with shares of our common stock. The number of shares to be issued for such purpose will be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the prepayment date. If the loan is not paid when due, then at any time on or before January 10, 2017, Slainte may convert the outstanding principal and interest on the loan into shares of our common stock. The number of shares to be issued on conversion will be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the conversion date by the outstanding principal and interest on the loan on the conversion date.

On July 5, 2016, we borrowed $50,000 from Slainte Ventures and used the proceeds for working capital purposes. The loan, together with interest at 12% per year, is payable on December 30, 2016. We can prepay the loan at any time. If the loan is repaid on or before September 30, 2016, the principal amount which is being repaid will increase by 10%. If the loan is repaid after September 30, 2016, the principal amount which is being repaid will increase by 15%. The amount of the principal increase may be paid with shares of our common stock. The number of shares to be issued for such purpose will be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the prepayment date. If the loan is not paid when due, then at any time on or before January 10, 2017, Slainte may convert the outstanding principal and interest on the loan into shares of our common stock. The number of shares to be issued on conversion will be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the conversion date by the outstanding principal and interest on the loan on the conversion date.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

JSJ Convertible Note

On August 10, 2016, we borrowed $125,000 from JSJ Investments and used the proceeds for working capital purposes. The loan, together with interest at 12% per year, is payable on May 10, 2017. We can prepay the loan at any time. If the loan is repaid on or before October 16, the principal amount which is being repaid will increase by 25%. If the loan is repaid on or before October 16, 2016 through February 12, 2016, the principal amount which is being repaid will increase by 30%. Thereafter, the note may be repaid only upon written consent from JSJ, and the principal amount that is being repaid will increase by 30%. At any time after the date of the note, JSJ is entitled to convert all of the outstanding and unpaid principal in to shares of our common stock. Until February 12, 2017, the conversion price is $0.20 per share, and thereafter, the conversion price will be at a 45% discount to the lowest closing price of our common stock for the ten trading days preceding the conversion date. JSJ may not make any conversions that would result in the note holder holding more than 4.99% of our issued and outstanding common stock at any one time.

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

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

The following table summarizes our stock options outstanding, as of September 30, 2016:

	Nine Months Ended September 30, 2016
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Stock options outstanding, beginning of period	3,680,000	9.1	$0.26
Issued	—	—	—
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding, end of period	3,680,000	9.1	$0.26
Stock options exercisable, September 30, 2016	3,680,000	9.1	$0.26

Common Stock Issued In Exchange For Outstanding Warrant

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

Warrants:

The following table summarizes our share warrants outstanding as of September 30, 2016 and December 31, 2015:

	Nine Months Ended September 30, 2016
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Warrants outstanding, December 31, 2015	3,000,000	1.00	$12.00
Issued	956,836	4.53	0.18
Shares issuable at the election of the noteholder in lieu of the payment of interest under the terms of the amended Slainte note	938,287
Exercised	—	—	—
Expired	(3,000,000)	—	—
Warrants outstanding, end of period	1,895,122	4.53	$0.18
Warrants exercisable, September 30, 2016	1,895,122	4.53	$0.18

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

NOTE 14 – SHARE-BASED COMPENSATION

Share-based Compensation

We recognize share-based compensation expense in cost of revenues and general and administrative expense based on the fair value of common shares issued for services. Share-based compensation expense for the nine months ended September 30, 2016 and 2015 is, as follows:

	Nine Months Ended September 30,
	2016	2015
Share-based compensation expense – consulting services	$118,160	$47,880
Share-based compensation expense – amortization of shares issued for prepaid services	—	279,229
Share-based compensation expense – accrual of estimated share-based awards	—	315,000
	$118,160	$642,109

NOTE 15 –COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

On February 20, 2016, we entered into a consulting agreement with a third party that has a twelve month term, and which can be extended by mutual agreement. The agreement provides for the issuance of a five (5) year warrant to the consultant, upon the execution of the agreement, to purchase 250,000 shares of our common stock at a price of $0.18 per share, plus the payment of $7,500 on the first day of each month, beginning March 1, 2016, coupled with the monthly issuance of five (5) year warrants to purchase our common stock in an amount of shares determined by dividing $7,500 by $0.18 per share. These warrants are exercisable at a price of $0.18 per share. During the nine months ended September 30, 2016, we recognized $118,160 of stock based compensation expense applicable to this consulting agreement.

On May 6, 2014, we entered into a consulting agreement with two third party consultants that has a nine month term, which can be renewed and/or extended by mutual agreement. Currently, the renewal of the agreement is under negotiation. The agreement provides for a $50,000 payment to the consultants at signing, which has been paid, and for three more $50,000 payments (a total of $200,000) and the issuance of 100,000 shares of our common stock upon the achievement of certain goals as set forth in appendix II of the agreement. During the three and nine months ended September 30, 2016 and 2015, we recognized no expenses applicable to this agreement At September 30, 2016 and December 31, 2015 the project was approximately 80% complete and $110,000 is included in accrued expenses on our consolidated balance sheets. The value of the 100,000 shares will be recognized upon achievement of the goals. The project has been suspended and it is unknown when it will resume.

Legal Proceedings

We were not subject to any legal proceedings during the nine months ended September 30, 2016, and, to the best of our knowledge, no legal proceedings are pending or threatened.

NOTE 16 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 we have analyzed our operations subsequent to September 30, 2016, to the date these condensed consolidated financial statements were issued, and have determined that we do not have any material subsequent events to disclose in these condensed financial statements.

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

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended September 30, 2016 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenues	I

An increase resulting from the recognition of $200,000 of deferred revenue associated with the FoxBarry transaction, described in Note 10 to the unaudited condensed consolidated financial statements, coupled with a decrease from the three months ended September 30, 2015 of approximately $68,000 in consulting revenues and licensing fees.

Gross profit, as a % of revenue	I	There was no cost of goods sold associated with the recognition of gross profit associated with the FoxBarry transaction.
General and Administrative expenses	D	Lower amounts spent on sales and marketing, research and development, and salaries and wages.

Material changes in line items in our Statement of Operations for the nine months ended September 30, 2016 as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenues	I

License fee income increased approximately $343,000 largely due to a major dispensary in California aggressively selling our licensed products, plus the recognition of $200,000 of deferred consulting fee revenue associated with the FoxBarry transaction, described in Note 10 to the unaudited condensed consolidated financial statements. The increase in license fee income and deferred consulting fee revenue was mitigated by a one-time gain on the sale of certain non-cannabis related raw materials for $200,000 in the prior period, and a decrease from the nine months ended September 30, 2015 of approximately $171,000 in consulting revenues.

Gross profit, as a % of revenue	D

Slight decrease due to greater licensing fees than consulting fees compared to the prior period. Our licensing fees have a higher cost to deliver than our consulting fees, which resulted in a lower profit margin due to our product mix for the period.

General and Administrative expenses	D	Lower amounts spent on sales and marketing, research and development, and salaries and wages.

The factors that will most significantly affect future operating results will be:

•	State by state regulatory changes in the United States;
•	The aftermath of the recent elections; and
•	Rescheduling of marijuana by the federal government.

Capital Resources and Liquidity

Our material sources and (uses) of cash during the nine months ended September 30, 2016 and 2015 were:

	2016	2015
Cash used in operations	$(258,607)	$(304,297)
Loan Proceeds	368,978	—
Loan Payments	(213,978)	—
Acquisition of intangible assets	—	(14,385)

General

Other than the repayment of our notes and convertible notes, we presently have no material capital commitments for the twelve months ending September 30, 2017.

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

ITEM 4.

CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

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

UNITED CANNABIS CORPORATION

November 11, 2016	By:	/s/ Earnest Blackmon
Earnest Blackmon
Principal Executive and Financial Officer