Form 10-K
period 2016-12-31
United Cannabis Corp
filed 2017-03-14
CIK 1436161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of June 30, 2016, the market value of shares held by non-affiliates was approximately $1,365,000.

The number of shares outstanding of the registrant’s common stock as of February 28, 2017 was 50,650,994.

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

For the Fiscal Year Ended December 31, 2016

i

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

Business Overview

We own distinct intellectual property relating to the legalized growth, production, manufacture, marketing, management, utilization and distribution of medical marijuana and marijuana infused products.

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

We work closely with many individuals and businesses in the medical marijuana industry.  Following is a summary of some of the key relationships which have been formalized with an agreement.

WeedMD (Canada)

On May 28, 2014, we signed a binding letter agreement with WeedMD RX Inc. (“WeedMD”), a private Canadian corporation, regarding the establishment of a strategic partnership with respect to growing, producing and selling medical marijuana in Canada.  WeedMD is a medical marijuana company which has secured pre-license approval from Health Canada to produce and distribute 2,500 kg of medical marijuana from its 25,000 square foot facility in Aylmer, Ontario.  In the letter agreement, we granted to WeedMD a royalty free license to use all of our intellectual property including our knowledge and know-how relating to the design and buildout of cultivation facilities, our catalogue of different strains of marijuana, our ACT Now Program, our growing expertise and other methods and processes which relate to the medical cannabis industry.  WeedMD plans to use our intellectual property and our consulting services in connection with their project in Aylmer and any other projects in Canada. WeedMD has received the security approval from Health Canada for the Aylmer project and it is moving toward obtaining a cultivation license.

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

Harborside Health Center

Founded in 2006 by Steve DeAngelo, Harborside Health Center is one of the largest medical cannabis dispensaries in the United States. Harborside has over 200,000 registered patients, and was first in the nation to support education for seniors, veterans and families with severely ill children; first in the country to offer CBD-rich medicine; and the first to treat children with Dravet syndrome. Harborside continues to set an example of diversity and compliance, and is one of the prime advocates of diversity, sustainability and economic justice in the industry.

Harborside has a license to use our intellectual property, and products in California.  In consideration for this license, Harborside pays us 25% of the wholesale price of all products sold using our Prana Bio Nutrient Medicinal line.

Blue River Extracts

Blue River Extracts, headquartered in Colorado, provides a full spectrum of aromatherapy and essential oil profiles, which are derived naturally from specific plant based cultivars utilizing a proprietary chemical-free process.  Terpenes are produced by countless plant species, prevalent in fruits, vegetables, herbs, spices, and other botanicals. Terpenes are also common ingredients in the human diet and have generally been recognized as safe to consume by the US Food and Drug Administration.

On January 1, 2016, we granted a license to Blue River for the right to use our pending global utility patent for the use of terpenes as a diluent in aromatherapy, vaporization, essential oils, edibles, aerosols, and for product branding purposes.  We are paid $5,000 each month for the license, plus $500 for each hour of consulting service we provide Blue River.  The license expires on December 31, 2020.

Cannibinoid Research & Development Company Limited (“CRD”)

In August 2014, we acquired 50% of the capital stock of CRD.  In August, 2014, we agreed to fund the operations of CRD on terms mutually agreed upon by us and CRD.  As of December 31, 2016, CRD did not have any operations or operating activities.  As of the date of this prospectus, CRD had five employees and had applied to the Jamaican government for a license to conduct research on the benefits of cannabis which will be grown by CRD in Jamaica.

Cherubim Interests, Inc.

In October, 2016, we signed an agreement with Cherubim Interests, Inc.  Pursuant to the agreement, Cherubim will design and sell mobile extraction laboratories for sale to the marijuana industry.  We have the exclusive right to solicit orders for the mobile laboratories throughout the world.  All orders we obtain will be subject to acceptance by Cherubim.  For any mobile laboratory sold, we will receive a commission equal to the sales price of the mobile laboratory less:

•

Shipping costs,

•

custom duties or similar charges, and

•

$47,000.

Cherubim’s fully-functioning mobile laboratory fits in a trailer and can be used to process cannabis.  As of the date of this prospectus, we had not sold any mobile laboratories.

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

As of February 28, 2017, 28 states and the District of Columbia allow their citizens to use Medical Marijuana.  Additionally, voters in the states of Colorado, Washington, Alaska, Oregon, California, Nevada, Massachusetts, Maine and the District of Columbia approved ballot measures to legalize cannabis for recreational use by adults.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana.    However, the new Trump administration could change this policy and decide to enforce the federal laws strongly.  Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us and our shareholders.  While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the federal or state governments or the enactment of new and more restrictive laws.

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

Intellectual Property

Our intellectual property includes our management’s knowledge and know-how relating to the legalized growth, production, manufacture, marketing, management, utilization and distribution of medical marijuana and marijuana infused products.  It also includes a genetic catalogue including over 150 different strains of marijuana, and an advanced cannabinoid therapy program called “A.C.T. Now.”

We have also filed for utility patents related to the unique combinations of pharmaceutically active cannabinoids used to alleviate disorders of the nervous system, immune system and cancer with the U.S. Patent and Trademark office.

Employees

As of February 28, 2017, we had four employees. There is no union representation of our employees, and we have never experienced an involuntary work stoppage. We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good.

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

ITEM 1A.

RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this Item 1A.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

PROPERTIES.

In May 2014 we entered into a month-to-month office lease for space at 1600 Broadway, Suite 1600, Denver, Colorado 80202 with lease payments of $269 per month. We believe that this space will be sufficient for our present needs.

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

	High	Low
Year ended December 31, 2015
First Quarter	$2.00	$0.56
Second Quarter	$1.09	$0.41
Third Quarter	$.55	$0.27
Fourth Quarter	$.43	$0.12

Year ended December 31, 2016
First Quarter	$0.79	$0.17
Second Quarter	$0.48	$0.15
Third Quarter	$0.42	$0.16
Fourth Quarter	$3.35	$0.43

On February 28, 2017, the closing price of our common stock was $1.82

Stockholders

As of February 28, 2017, we had 57 shareholders of record and 50,650,994 outstanding shares of common stock.

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

Results of Operations

The Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenues and Cost of Revenues

Revenues and cost of revenues were $715,095 and $562,673, and $343,071 and $150,236, respectively, for the years ended December 31, 2016 and 2015. This increase in revenues in 2016 over 2015 was due to an increase in product support from a major customer, and certain changes in the mix of products and services provided during the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015. The increase in cost of revenues in 2016 over 2015 was due to the costs associated with the greater amount of product support from a major customer during 2016.

Sales and Marketing Expenses

Sales and marketing expenses were $68,007 and $86,797 for the years ended December 31, 2016 and 2015, respectively. The decrease in sales and marking expenses was due to our focus on serving existing customers during the year ended December 31, 2016 as compared to our sales and marketing efforts applicable to new products and services throughout the year ended December 31, 2015.

Research and Development Expenses

Research and development expenses (“R&D”) were $23,124 and $329 for the years ended December 31, 2016 and 2015, respectively. The increase in R&D was due to our focus on developing new products from extracting processes during the year ended December 31, 2016, as compared to our R&D efforts applicable to new products and services during the twelve months ended December 31, 2015.

Operating Expenses

Operating expenses were $1,139,046 and $1,833,981the years ended December 31, 2016 and 2015, respectively. The decrease in operating expenses was due to a decrease in general and administrative expenses in the amount of $650,966. This decrease in general and administrative expenses was due to a reduction of $612,512 in share-based compensation paid to our officers and directors during the year ended December 31, 2015.

Other Non-operating Expense, net

Our other non-operating expense was $3,086,982 and $1,461,566, for the years ended December 31, 2016 and 2015, respectively.  The increase is due for the most part to: (i) the $1,870,665 loss on derivative liabilities; (ii) $310,689 increase in interest expense; (iii) an increase in the amortization of debt discount in the amount of $184,758; and (iv) offset by an increase of other income in the amount of $184,875.

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

Capital Resources and Liquidity

Our consolidated financial statements have been prepared on a going concern basis, which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2016, we incurred losses of $3,854,004 and used cash in operating activities of $274,670, respectively, compared to $2,883,362 of losses and $525,148 of cash used in our operating activities for the year ended December 31, 2015. At December 31, 2016 and 2015, we had a working capital deficit of $393,182 and $2,410,679, respectively, and an accumulated deficit of $9,362,333 at December 31, 2016.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Net cash used in operating activities for the years ended December 31, 2016 and 2015, was $274,670 and $525,148, respectively. This $250,478 decrease was primarily due to the positive impacts on our operating cash flows resulting from a decrease in general and administrative expenses during the twelve months ended December 31, 2016 as compared to the same period in 2015.

Net cash used in investing activities for the years ended December 31, 2016 and 2015 was $ 0.0 and $17,685, respectively. This decrease was due for the most part to $14,385 of payments applicable to our trademarks and provisional patents during the twelve months ended December 31, 2015,

Net cash provided by financing activities for the years ended December 31, 2016 and 2015 was $268,871 and $339,900, respectively. The decrease was primarily due to the fact that net proceeds from the issuance of convertible debt and warrants during the year ended December 31, 2015, in the amount of $339,000, was greater than the total amount of net proceeds from the issuance of convertible debt and warrants in the amount of $316,478, the sale of our common shares and deposit on warrant exercises in the amount of $145,000, and the proceeds from notes payable to certain officers and directors in the amount of $50,000, reduced by the repayment of convertible debt and notes payable in the amount of $242,607, during the year ended December 31, 2016.

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

On April 6, 2016, we engaged BF Borgers CPA PC as our independent registered public accounting firm.

See our 8-K reports filed on July 24, 2014, November 16, 2015 and April 25, 2016 for more information.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of December 31, 2016, because of the identification of a material weakness in our internal control over financial reporting which is described below. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in their Internal Control-Integrated Framework, updated in May 2013.  Based on this evaluation, our management concluded that that our internal control over financial reporting was not effective as of December 31, 2016.

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

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions

Earnest Blackmon	45	CEO, President, Principal Financial and Accounting Officer and director
Chad Ruby	41	Chief Operating Officer, Secretary, Treasurer and director
Tony Verzura	39	Vice President, Chief Technical Officer and director

The following is a brief summary of the background of each officer and director including their principal occupation during the five preceding years. Neither of these persons is a financial expert as that term is defined by the SEC. All directors will serve until their successors are elected and qualified or until they are removed.

Earnest Blackmon has been a director since April 2014. He was elected President in March 2014 and was elected CEO and principal financial officer in June 2014.  Mr. Blackmon is also the President and owner of Blue River Inc., a company that is engaged in creating and retailing aroma therapy products in Denver, Colorado since February 2015. He has served as the master grower and Chief Technical Officer of RiverRock LLC, a company that is engaged in growing and selling medical and recreational marijuana in Denver, Colorado, from November of 2009 to July 2015. He served as the Chief Operating Officer/Owner of Sweet Lawn and Landscaping in Tampa, Florida from January of 2004 to June of 2008 and from July 2008 until October 2009 he consulted with several collectives in California on their cultivation methods.  Mr. Blackmon attended John’s Hopkins University from 1991 to 1992.  We believe that his 20 years of experience in the commercial horticulture industry and more specifically in growing marijuana and his six years in the cannabis industry enable him to make valuable contributions to our board of directors.

Chad Ruby has been a director since April 2014. He was elected Chief Operating Officer in March 2014 and was elected Secretary and Treasurer in August 2014.  He has been a portfolio manager, real estate broker and appraiser for the last 15 years.  He started with Hudson Appraisals, Inc. in 2002 and became a partner and Chief Operating Officer in February of 2005, and he resigned as Chief Operating Officer in June of 2008.  Mr. Ruby was employed by NRT REO Experts, LLC, Orlando, Florida, as a portfolio manager from June of 2008 until April 2014.  During 2013 and 2014 he was a part-time consultant for RiverRock LLC, a company that is engaged in growing and selling medical and recreational marijuana in Denver, Colorado.  Mr. Ruby graduated from the University of Central Florida in 2010 with a B.S. in Finance.  We believe that Mr. Ruby’s 15 years of real estate and business experience combined with his college degree in finance and his consulting experience with RiverRock LLC qualify him to serve as a member of our board of directors.

Tony Verzura has been a director since April 2014. He was elected Vice President and Chief Technical Officer in March 2014.  Mr. Verzura is also the Vice President and owner of Blue River Inc., a company that is engaged in creating and retailing aroma therapy products in Denver, Colorado since February 2015.  He has served as the patient care facilitator and Chief Operating Officer for RiverRock LLC, a company that is engaged in growing and selling medical and recreational marijuana in Denver, Colorado, from November of 2009 to July 2015. He worked as an independent contractor from January of 2004 to June of 2009.  Mr. Verzura attended Florida International University from 1999 to 2003.  We believe that Mr. Verzura’s six years of experience as Chief Operating Officer of RiverRock LLC enables him to make valuable contributions to our board of directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Specific due dates for these reports have been established and we are required to report in this Report any failure to file by these dates.  Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2016, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements, with the exception of Earnest Blackmon, who filed six Form 4’s covering twelve transactions after their due dates, Chad Ruby, who filed four Form 4’s covering six transactions after their due dates, and Tony Verzura, who filed three Form 4’s covering four transactions after their due dates.

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

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table

 The following Summary Compensation Table sets forth for fiscal 2016 and 2015, the compensation awarded to, paid to, or earned by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Option Awards ($) (4)	All other Compensation ($)	Total ($)

Ernie Blackmon	2016	—	—		—
CEO, President, principal financial officer and director (1)	2015	173,854	139,207	—	313,140

Chad Ruby	2016	70,798	—		70,798
Chief Operating Officer, Secretary, Treasurer and director (2)	2015	173,933	139,207	—	313,140

Tony Verzura	2016	52,000	—	—	52,000
Vice President, Chief Technical Officer and director (3)	2015	173,854	139,207	—	313,140

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

Mr. Verzura’s salary for the year ended December 31, 2015, was $173,854 (of which $69,604 was forgone by Mr. Verzura and paid for with 350,000 stock options valued at $69,604) and during fiscal 2015 he earned stock option awards with a grant date fair value of $139,207 in footnote (4).

(4)

During fiscal 2014, Messrs. Blackmon, Verzura and Ruby each earned 200,000 stock options under our Equity Incentive Plan.  The options were granted on January 9, 2015, were fully vested at the time of grant and gave the option holder the right to purchase shares of our common stock at $0.70 per share during the ten year term of the option.

During fiscal 2015, Messrs. Blackmon, Verzura and Ruby each earned 700,000 stock options under the Equity Incentive Plan. The options were granted on January 15, 2016, were fully vested at the time of grant and gave the option holder the right to purchase shares of our common stock at $0.20 per share during the ten year term.

On January 3, 2016, Messrs. Blackmon and Verzura each agreed to forego $70,000 of 2015 salary in lieu of 350,000 stock options each under the Equity Incentive Plan and Mr. Ruby agreed to forego $56,000 of 2015 salary in lieu of 280,000 stock options under the Equity Incentive Plan. The options were granted on January 15, 2016, were fully vested at the time of grant and gave the option holder the right to purchase shares of our common stock at $0.20 per share during the ten year term.

The following shows the amounts we expect to pay to our officers during the twelve months ending December 31, 2017, and the amount of time these persons expect to devote to our business.

	Projected	% of time to be
Name	Compensation	devoted to our business

Ernie Blackmon	$250,000	50%
Chad Ruby	$250,000	50%
Tony Verzura	$250 000	25%

As of February 28, 2017, we have not entered into any employment agreements with any of our executive officers.

During the fiscal year ended December 31, 2016, we did not compensate our directors for acting as such.

Stock Option and Bonus Plans

We have an Equity Incentive Plan, a Non-Qualified Stock Option Plan and a Stock Bonus Plan.  A summary description of these Plans follows.  In some cases these Plans are collectively referred to as the “Plans”.

Equity Incentive Plan. Our Equity Incentive Plan (the “Plan”) provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success.

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

Non-Qualified Stock Option Plan. The Non-Qualified Stock Option Plans authorize the issuance of shares of our common stock to persons that exercise options granted pursuant to the Plans. Our employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with sale a capital-raising transaction or promoting our common stock. The option exercise price is determined by our Board of Directors.

Stock Bonus Plan. Under the Stock Bonus Plans shares of our common stock may be issued to our employees, directors, officers, consultants and advisors, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting our common stock.

Other Information Regarding the Plans.  Our Board of Directors administers the Plans and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the Plans should be interpreted, and whether to delegate administration of the Plans to a committee.  Our Directors may, at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner they deem appropriate, provided that such amendment, termination or suspension will not adversely affect rights or obligations with respect to shares or options previously granted.  Our Directors serve for a one-year tenure and until their successors are elected.

Any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions.

Any shares or options will be forfeited if the “vesting” schedule established at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain our employee, or the period of time a non-employee must provide services to us.  At the time an employee ceases working for us (or at the time a non-employee ceases to perform services for us), any shares or options not fully vested will be forfeited and cancelled. At the discretion of our Board of Directors, payment for the shares of common stock underlying options may be paid through the delivery of shares of our common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of common stock may also be permitted at the discretion of the Board of Directors.

Options are generally non-transferable except upon death of the option holder. Shares issued as a stock bonus will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed when the shares were issued.

Summary. The following shows certain information as of February 28, 2017 concerning the Plans.  Each option represents the right to purchase one share of our common stock.  The Equity Incentive Plan has been approved by our shareholders.  The other Plans have not been approved by our shareholders.

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Equity Incentive Plan	4,000,000	3,680,000	N/A	320,000
Non-Qualified Stock Option Plan	200,000	—	N/A	200,000
Stock Bonus Plan	500,000	N/A	368,000	132,000

Outstanding equity awards as of December 31, 2016 are as follows:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date

Ernie Blackmon	200,000	200,000	200,000	0.70	1/08/2024
Chad Ruby	200,000	200,000	200,000	0.70	1/08/2024
Tony Verzura	200,000	200,000	200,000	0.70	1/08/2024
Ernie Blackmon	700,000	700,000	700,000	0.20	1/15/2026
Chad Ruby	700,000	700,000	700,000	0.20	1/15/2026
Tony Verzura	700,000	700,000	700,000	0.20	1/15/2026
Ernie Blackmon	350,000	350,000	350,000	0.20	1/15/2026
Chad Ruby	280,000	280,000	280,000	0.20	1/15/2026
Tony Verzura	350,000	350,000	350,000	0.20	1/15/2026

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of December 31, 2016:

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Incentive Plan	3,680,000	$0.28	320,000
Non-Qualified Stock Option Plan	—	—	200,000

The Equity Incentive Plan has been approved by our shareholders.

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation Policy

Beginning in fiscal year 2014 we changed our focus to providing products and services to the cannabis industry, and we began paying compensation to our new employees, including executive and non-executive officers. Due to the size and scope of our business, and the amount of compensation involved, we do not have any employee compensation policies and programs to review to determine whether our policies and programs create risks that are reasonably likely to have a material adverse effect on us.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table shows the beneficial ownership of our common stock as of February 28, 2017, by (i) each person whom we know beneficially owns more than 5% of the outstanding shares of our common stock; (ii) each of our executive officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group.  Unless otherwise indicated, to our knowledge each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise specified, the address of each of the persons set forth below is in care of UCANN at 1600 Broadway, Suite 1600, Denver, Colorado 80202.

	Number of Shares		Percentage
Name	Beneficially Owned		of Class
Ernie Blackmon	23,678,000	(1)	51.2%
Chad Ruby	2,490,000	(2)	5.4%
Tony Verzura	16,202,000	(3)	35.0%
All executive officers and directors as a group (three persons)	42,370,000	(1)(2)(3)	87.1%

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Officers and Directors

Other than the transactions described below, since January 1, 2014, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party:

•	in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years; and
•

in which any director, executive officer, stockholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Messrs. Blackmon and Verzura have made loans to or equity investments in RiverRock LLC, a Colorado company which is licensed by the Colorado Department of Revenue to operate a dispensary, to manufacture marijuana infused products and to operate a cultivation facility.  We had sales of non-marijuana products to this entity in the amounts of $0.0 and $4,425 during 2016 and 2015, respectively.  During 2015, Messrs. Blackmon and Verzura divested those interests.  As Messrs. Blackmon and Verzura may have had significant influence on management or operating polices of the customer, we have classified sales to this customer as revenues, affiliate, in our consolidated statements of operations and accounts receivable from this customer as due from related parties on our consolidated balance sheets.

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

On April 6, 2016, we borrowed $25,000 from Ernest Blackmon and $25,000 from Tony Verzura and used the proceeds to repay principal and interest applicable on our $102,000 convertible promissory note dated October 12, 2015, to JSJ Investments Inc.  The loans, together with interest at 12% per year, are payable on December 30, 2016. We may prepay the loans at any time. If the loans are repaid on or before September 30, 2016, the principal amount which is being repaid will increase by 10%. If the loans are repaid after September 30, 2016, the principal amount which is being repaid will increase by 15%.  Since the loans were not repaid at September 30, 2016, we owe $27,500 to Earnest Blackmon and $27,500 to Tony Verzura at December 31, 2016.

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

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2016 and December 31, 2015.

Anton	2016	2015
Audit Fees	$—	$2,500
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Borgers	2016	2015
Audit Fees	$38,400	$—
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Cutler	2016	2015
Audit Fees	$—	$16,500
Audit-Related Fees	$2.500	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Pritchett	2016	2015
Audit Fees	$—	$2,500
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

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

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A)

Financial Statement Schedules for each of the two years in the period ended December 31, 2016 have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

(B)

Exhibits

The following exhibits are filed with this Annual Report on Form 10-K:

Number	Description
2	Plan of Merger dated April 10, 2014 (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (3)
4.1	Warrant issued to Sláinte Ventures, LLC (12)
4.2	Non-Qualified Stock Option Plan (13)
4.3	Stock Bonus Plan (14)
10.1	License Agreement with Earnest Blackmon, Tony Verzura and Chad Ruby dated March 26, 2014 (4)
10.2	Asset Assignment and Purchase Agreement dated March 31, 2014 (5)
10.3	(Reserved)
10.4	Assignment of Debt Agreement, dated March 24, 2016, by and between Buckingham Group Limited, WeedMD Rx Inc. and United Cannabis Corporation (6)
10.5	Promissory Note, dated April 6, 2016, payable to Earnest Blackmon (7)
10.6	Promissory Note, dated April 6, 2016, payable to Tony Verzura (8)
10.7	Agreement with Cannibinoid Research and Development Company Limited (15)
10.8	Agreement with WeedMD RX, Inc. (15)
10.9	Agreement with Harborside Health Center (15)
10.10	Agreements with Blue River, Inc. (15)
10.11	Agreement with Cherubim Interests, Inc. (15)
10.12	Investment Agreements with Tangiers Global, LLC (15)
16.1	Letter from Cutler & Co. LLC addressed to SEC, dated November 13, 2015 (9)
16.2	Letter from Pritchett, Siler & Hardy, P.C. addressed to SEC, dated April 25, 2016 (10)
21	Subsidiaries (11)
23	Consent of Accountants.
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

———————

(1)

Incorporated by reference to Appendix A of the Registrant’s Definitive Schedule 14C dated April 11, 2014, filed on April 11, 2014.

(2)

Incorporated by reference to Exhibit 3.4 to the Registrant’s 10-K report filed on April 15, 2015.

(3)

Incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10-K filed on April 15, 2015.

(4)

Incorporated by reference to Exhibit 10 to the Registrant’s Form 8-K filed on March 28, 2014.

(5)

Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 3, 2014.

(6)

Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on April 5, 2016.

(7)

Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on April 13, 2016.

(8)

Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on April 13, 2016.

(9)

Incorporated by reference to Exhibit 16.1 to the Registrant’s Form 8-K filed on November 16, 2015.

(10)

Incorporated by reference to Exhibit 16 to the Registrant’s Form 8-K filed on April 25, 2016.

(11)

Incorporated by reference to Exhibit 21.1 filed with the Registrant’s 10-K report for the year ended December 31, 2014.

(12)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 24, 2016.

(13)

Incorporated by reference to Exhibit 4(b) filed with the Registrant’s S-8 registration statement (file number 333-214253).

(14)

Incorporated by reference to Exhibit 4(c) filed with the Registrant’s S-8 registration statement (file number 333-214253).

(15)

Incorporated to the same exhibit filed with the Registrant’s Form S-1 registration statement (file number 333-216222)

UNITED CANNABIS CORPORATION

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of United Cannabis Corporation:

We have audited the accompanying consolidated balance sheets of United Cannabis Corporation (“the Company”) as of December 31, 2016 and 2015 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of United Cannabis Corporation, as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC

B F Borgers CPA PC

Lakewood, CO

February 24, 2017

UNITED CANNABIS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$112,621	$118,420
Accounts receivable	24,484	53,435
Due from related parties	26,775	8,284
Prepaid expenses	—	56,341
Deferred financing costs, net	—	32,400
Total current assets	163,880	268,880

Intangible assets	32,273	32,273
Investments in non-marketable equity securities	—	205,275
Equity method investments	88,000	88,000
Total assets	$284,153	$594,428

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$25,048	$104,238
Accrued expenses	55,264	928,533
Derivative liabilities	—	383,581
Current portion of deferred revenue	180,000	380,000
Notes payable	—	775,000
Notes payable to and advances from officers and directors	171,203	—
Convertible notes payable, net of $34,543 and $272,793 debt discount, respectively	125,547	108,207
Total current liabilities	557,062	2,679,59

Long term liabilities:
Deferred revenue, net of current portion	203,750	383,750
Total liabilities	760,812	3,063,309

Stockholders' deficit:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 50,650,994 and 44,988,500 shares issued and outstanding, respectively	8,885,674	3,039,448
Accumulated deficit	(9,362,333)	(5,508,329)
Total stockholders' deficit	(476,659)	(2,468,881)
Total liabilities and stockholders' deficit	$284,153	$594,428

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015
Revenues:
Revenues, non-affiliates	$695,095	$558,248
Revenues, affiliate	20,000	4,425
Total revenues	715,095	562,673
Cost of revenues:
Cost of revenues, non-affiliate	335,571	75,672
Cost of revenues, affiliate	7,500	74,564
Total cost of revenues	343,071	150,236
Gross profit	372,024	412,437

Operating expenses:
Marketing, advertising and new business development	68,007	86,797
Research and development	23,124	329
Legal, accounting, consulting and public reporting	643,913	645,503
General and administrative	404,002	1,101,604
Total operating expenses	1,139,046	1,834,233

Loss from operations	(767,022)	(1,421,796)

Other income (expense):
Other income and expenses	184,875	—
Loss on derivative liabilities	(1,894,258)	(23,593)
Interest expense	(418,437)	(107,496)
Amortization of debt discount	(267,258)	(82,500)
Equity in net loss of unconsolidated affiliate	—	(90,900)
Loss on extinguishment of debt and repurchase of warrants	(691,904)	(768,602)
Loss on investment in non-marketable equity securities	—	(388,475)
Total other income (expense), net	(3,086,982)	(1,461,566)

Net Loss	$(3,854,004)	$(2,883,362)

Basic and diluted net loss per share:	$(0.08)	$(0.06)

Basic and diluted weighted-average common shares outstanding:	46,722,407	44,793,510

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Shares	Amount	Accumulated Deficit	Total
Balance at December 31, 2014	44,060,001	$1,626,968	$(2,624,967)	$(997,999)

Shares issued for repurchase of warrant	621,000	987,390	—	987,390
Cancellation of warrant	—	(218,788)	—	(218,788)
Shares issued for services	307,500	226,215	—	226,215
Stock options issued for compensation	—	417,663	—	417,663
Net loss	—	—	(2,883,362)	(2,883,362)

Balance at December 31, 2015	44,988,501	3,039,448	(5,508,329)	(2,468,881)

Options issued to officers and directors for accrued wages	—	612,512	—	612,512
Warrants issued for services	—	319,419	—	319,419
Shares issued for compensation	565,576	271,097	—	271,097
Shares issued for payables and accrued expenses	509,549	223,484	—	223,484
Conversion of note to Tangiers Investment Group	2,843,698	473,966	—	473,966
Conversion of notes to Slainte Ventures	1,638,731	3,845,748	—	3,845,748
Share buy-back with exercise of put option	104,939	100,000	—	100,000
Net Loss	—	—	(3,854,004)	(3,854,004)

Balance at December 31, 2016	50,650,994	$8,885,674	$(9,362,333)	$(476,659)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Operating activities:
Net loss	$(3,854,004)	$(2,883,362)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase (decrease) in provision for losses on accounts receivable	(4,619)	24,185
Amortization of debt discount	267,258	82,500
Amortization of deferred financing costs	32,400	8,700
Non-cash interest expense	199,206	4,694
Loan origination discount	15,500	—
Share-based compensation, net	622,450	1,030,681
Deferred revenue in the form of non-marketable equity securities recognized as revenue	(180,000)	(180,000)
Loss on revaluation of derivative liabilities	1,894,258	23,593
Loss on extinguishment of debt and repurchase of warrants	691,904	768,602
Loss on non-marketable equity securities	15,125	388,475
Equity in net loss of unconsolidated affiliate	—	90,900
Abandonment of FoxBarry consulting project and resultant recognition of deferred revenue	(200,000)	—
Changes in operating assets and liabilities:
Accounts receivable	33,570	(68,263)
Due from related party	(18,491)	(8,284)
Prepaid expenses	56,341	(3,394)
Accounts payable and accrued expenses	40,729	195,825
Accrued wages payable to officers and directors	42,695	—
Advances from officers and directors	71,008	—
Net cash used in operating activities	(274,670)	(525,148)

Investing activities:
Purchase of intangible assets	—	(17,685)
Purchase of equity method investments	—	—
Net cash provided by (used in) investing activities	—	(17,685)

Financing activities:
Proceeds from notes payable to officers and directors	50,000	—
Net proceeds from issuance of convertible debt and warrants	316,478	339,900
Repayment of convertible debt and notes payable	(242,607)	—
Proceeds from issuance of common shares and deposit on warrant exercise	145,000	—
Net cash provided by (used in) financing activities	268,871	339,900

Net increase (decrease) in cash	(5,799)	(202,933)

Cash, beginning of period	118,420	321,353

Cash, end of period	$112,621	$118,420

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Supplemental schedule of cash flow information:
Cash paid for interest	$8,165	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock options in exchange for accrued wages payable to officers and directors	$612,512	$—
Reduction of convertible notes payable due to the conversion by Tangiers Investment Group	$220,000	$—
Issuance of common stock upon conversion of Tangiers Investment Group convertible note	$473,965
Reduction of three convertible notes payable due to the conversion by Slainte Ventures	$206,978	$—
Issuance of common stock upon conversion of Slainte Ventures note payable	$218,038
Reduction of note payable due to the conversion by Slainte Ventures	$600,000	$—
Issuance of common stock upon conversion of Slainte Ventures note payable	$3,845,748	$—
Reduction of notes payable in exchange for 1,100,000 shares of common stock of WeedMD	$175,000	$—
Intangible asset costs included in accounts payable	$—	$12,279
Issuance of common stock for services	$—	$47,880
Issuance of common stock for prepaid professional fees	$—	$187,335
Issuance of common stock for repurchase of warrant	$—	$987,390
Warrants cancelled	$(3,000,000)	$(218,788)
Issuance of options for compensation, accrued expenses and accounts payable	$—	$417,664
Issuance of convertible note payable for debt issuance costs	$—	$41,000
Debt conversion feature issued for debt discount	$—	$(355,293)

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, 28 states and the District of Columbia allow their citizens to use medical marijuana, and four states and the District of Columbia have legalized marijuana for recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana. However, there is no guarantee that the current administration will not change its stated policy regarding the low-priority enforcement of federal laws, or that any future administration would not change this policy and decide to enforce the federal laws vigorously. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.

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

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at December 31, 2016, approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2016 and 2015.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents - We consider investments with original maturities of 90 days or less to be cash equivalents. Because of current banking regulations, marijuana centric entities are not afforded normal banking privileges, and thus, we have not able to consistently have access to the federal banking system. Thus, at the beginning of 2016, the Company entered into an agreement with our Chief Executive Officer to hold cash funds in his personal bank account, on an as-need basis, in trust for the Company. Under the terms of our trust agreement with our Chief Executive Officer, he agreed to hold our cash in his personal bank account, and to make payments of our funds only for our business purposes, and to allow daily access to the bank account for ongoing oversight of his fiduciary responsibility to the Company. Additionally, the trust agreement requires that the Chief Executive Officer make copies available to our accounting staff of all transactions applicable to our operations, on a weekly, or as requested basis.  At December 31, 2016 and 2015 there is cash deposits in the personal bank accounts of the Chief Executive Officer held in trust for us in the amount of $4,158 and $0, respectively.

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

Our allowance for doubtful accounts was $30,000 and $4,340 as of December 31, 2016 and 2015, respectively. We recorded bad debt expense, included in general and administrative expenses, of $82,831 and $24,185 during the years ended December 31, 2016 and 2015, respectively.

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

We have not recorded any impairment charges related to long-lived assets as of December 31, 2016 or December 31, 2015.

Equity Method Investments – Our investments in entities representing ownership of at least 20% but not more than 50%, where we exercise significant influence, are accounted for under the equity method.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive.

	Years Ended December 31,
	2016	2015
Warrants to purchase common stock	666,667	3,000,000
Cashless warrants not converted to common stock	783,112	—
Stock options	3,680,000	600,000
Total potentially dilutive securities	5,129,779	3,600,000

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the years ended December 31, 2016 and 2015, we did not have any gains and losses resulting from activities or transactions that resulted in other comprehensive income or loss.

Segment Reporting – UCANN operates as one segment.

Concentration of Credit Risk - Financial instruments that potentially subject us to credit risk consist of cash. We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may not be insured by the FDIC.

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

Percentage of Revenue:

	Years Ended December 31,
	2016	2015
Customer A	95%	36%
Customer B	3%	32%
Customer C	2%	18%

Percentage of Accounts Receivable:

	Years Ended December 31,
	2016	2015
Customer D	75%	56%
Customer E	25%	41%
Customer F	%	1%

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

In November 2015, the FASB issued guidance requiring entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet instead of separating into current and noncurrent amounts. This guidance is effective for us at the beginning of fiscal year 2017, on a prospective or retrospective basis, and thus, we will implement such guidance beginning in 2017.

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2016, we incurred losses of $3,854,004 and used cash of $274,670 in our operating activities. As at December 31, 2016, we had a working capital deficit of $393,182 and an accumulated deficit of $9,362,333.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 4 – INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES

On June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WeedMD RX Inc. (“WMD”), a private Canadian company in the cannabis industry, in exchange for future consulting services and use of our intellectual property. The shares represented a 4.29% equity investment in WMD at the time of the investment and we did not have significant influence over the investee. We recorded our investment in these non-marketable equity securities at estimated cost, based on our estimate of the fair value of the securities on the date of the transaction. The 3,000,000 WMD warrants expired unexercised in December 2014.

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

On March 24, 2016, an unrelated third party agreed to assume all of our obligations, including accrued and unpaid interest, pursuant to the terms of a $175,000 note payable we owed to WeedMD, in consideration for the transfer by us of 1,100,000 shares of the common stock of WMD to the unrelated third party. WMD consented to the assumption of the loan by the unrelated third party, and released us from any further liability with respect to the loan.  After the exchange of the 1,100,000 shares of common stock of WMD to the unrelated third party, we own 87,500 shares of common stock of WMD, and reduced our investment in none-marketable equity securities to $15, 125. Because of the difficulty in validating a fair market value for our investment in WMD, we elected to write-off such carrying value as a charge to other income and expenses in our consolidated statements of operations in the amount of $15,125, in the year ended December 31, 2016.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PREPAID EPENSES

Our prepaid expenses consist of:

	December 31,
	2016	2015
Prepaid investor relations services	$—	$1,667
Prepaid licensing fees	—	35,000
Other prepaid services and fees	—	19,674
	$—	$56,341

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

NOTE 7 – EQUITY METHOD INVESTMENTS

On August 15, 2014, we acquired a 50% interest in Cannabinoid Research & Development Company Limited (“CRD”), a Jamaican company, in exchange for 40,000 shares of our common stock valued at $88,000 based on the previous day’s closing price of our stock. We also committed to provide expertise on design-build, genetics, cultivation, production, processing, productizing, labeling, packaging, marketing, branding and distribution of products, as well as use of our intellectual property in the operations of CRD. During the year ended December 31, 2016, CRD had minimal operating activities. However, in November 2016, the Jamaican government accepted applications from CRD for a Tier 1 Cultivar license and a Research and Development license. Predicated upon the potential approval of the license applications from the Jamaican government, CRD entered to an agreement with the Caribbean Institute of Medical Research in January 2017, for collaboration in the use of medical cannabis therapies through biomedical research and development for the nutraceutical industry. We accounted for this $88,000 as an equity method investment on our consolidated balance sheets.

On January 19, 2017, the Company and CRD signed a letter of intent (the “LOI”) with the Caribbean Institute of Medical Research (“CARIMER”) to collaborate on advancing clinical research on medical cannabis. CARIMER is the Jamaican-based division of MPR Development Group, a full service global Clinical Research and Development Organization (“CRO”). CARIMER also serves as the research arm of several medical facilities and hospitals in the Caribbean and collaborates with health institutions to support health care research projects around the world. According to the terms of the LOI, during the next two months the parties will work to finalize the clinical trial and financial terms.

NOTE 8 – ACCRUED EXPENSES

Our accrued expenses consist of:

	December 31,
	2016	2015
Accrued consulting fees	$45,000	$110,000
Accrued wages and related expenses	—	629,780
Accrued interest expense	10,264	101,185
Accrued other expenses	—	87,568
Total accrued expenses	$55,264	$928,533

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 6, 2014, we entered into a consultancy agreement with two third party consultants that had a nine month term, which could be renewed and/or extended by mutual agreement. The agreement provided for a $50,000 payment at signing, which has been paid, and for three more $50,000 payments (a total of $200,000) and the issuance of 100,000 shares of our common stock upon the achievement of certain goals, as set forth in appendix II of the agreement. During the year ended December 31, 2014 we recognized $160,000 of expense applicable to this agreement. At December 31, 2015, the project was approximately 80% complete and $110,000 is included in accrued expenses on our consolidated balance sheet at that date. On December 7, 2016, upon mutual agreement, the consultancy agreement was deemed to be abandoned, because the project was not completed. In turn, one of the consultants, Dr. Brent Reynolds, has been performing other services for the Company during the year ended December 31, 2016, and has agreed to join our Board of Advisors. Dr Reynolds is currently a professor in the Department of Neurosurgery at the University of Florida, College of Medicine, where his lab focuses on the application of natural products for treating diseases and dysfunction of the nervous system. In recognition of his services to the Company during the year ended December 31, 2016, and as an inducement to join our Board of Advisors, he was issued 100,000 shares of our common stock for such services, and the fair market value of these shares in the amount of $163,783 was charged to common stock on the consolidated balance sheet at December 31, 2016, and the residual amount of $53,783 was recognized as a loss on the extinguishment of a debt in our consolidated statement of operations.

NOTE 9– FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Level 3	Total

Derivative liabilities	$—	$—	$383,581	$383,581

We did not have any liabilities carried at fair value measured on a recurring basis as of December 31, 2016.

Derivative Liabilities

We valued our derivative liabilities related to warrants and embedded conversion features applicable to our borrowings under our convertible notes payable (see Notes 10 and 11 below) and accrued interest payable thereon in accordance with fair value measurement guidelines. For the years ended December 31, 2016 and 2015, the following table reconciles the beginning and ending balances for our financial instruments that are carried at fair value measured on a recurring basis:

Derivative liabilities as of December 31, 2014	$—
Additions to derivative liabilities for convertible debt conversion features and interest	359,988
Loss on revaluation of derivative liabilities during the year	23,593
Derivative liabilities as of December 31, 2015	383,581
Additions to derivative liabilities for convertible debt conversion features	557,000
Additions for modifications of note payable to Sláinte Ventures	686,612
Reductions due to conversions or repayments of convertible debt	(3,317,986)
Loss on revaluation of derivative liabilities during the year	1,690,793
Derivative liabilities as of December 31, 2016	$—

The estimated fair value of the derivative liabilities related to our convertible notes payable was measured as the aggregate estimated fair value of each component of the compound embedded derivative liabilities (see Note 11 and 12 below), based on Level 2 and Level 3 inputs, using a binomial lattice pricing model. Changes in the fair value of the compound embedded derivative liability at each reporting date are included in gain/ (loss) on derivative liabilities in our consolidated statement of operations.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – DEFERRED REVENUE

Our deferred revenue consists of:

	December 31,
	2016	2015
Deferred revenue – WeedMD	$383,750	$563,750
Deferred revenue - FoxBarry	—	200,000
	383,750	763,750
Less – current portion	(180,000)	(380,000)
Deferred revenue, net of current portion	$203,750	$383,750

As described in Note 4 above, on June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three year estimate of the service period involved. Based on recent discussions with WMD, we now expect to deliver the remaining consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four year period January 1, 2015 through December 31, 2018. Accordingly, we are now recognizing $15,000 of deferred revenue per month. We recognized $180,000 of revenue applicable to this arrangement, in each of the years ended December 31, 2016 and 2015. At December 31, 2016, we expect to recognize $180,000 of the remaining $383,750 WMD deferred revenue during the next twelve months and accordingly, we have classified the $180,000 as a current liability on our consolidated balance sheets.

On December 28, 2014, we entered into a royalty and consulting services agreement with FoxBarry Farms, LLC (“FoxBarry”) whereby we received a $200,000 prepaid royalty payment from FoxBarry. At the time, we planned to recognize deferred royalty revenue based on actual applicable sales as defined in the agreement. During the years ended December 31, 2015 and 2014, we did not recognize any deferred revenue related to this agreement. In August 2015, we discontinued providing consulting services to FoxBarry, as our initial project with FoxBarry was abandoned due to operational issues. However, FoxBarry appears to no longer be in existence, and since all of our conditions pursuant to the agreement have been satisfied, we elected to recognize the $200,000 of deferred income during the year ended December 31, 2016, as other income.

NOTE 11 – NOTES PAYABLE

Our notes payable consist of:

	December 31,
	2016	2015
Note payable - WeedMD	$—	$175,000
Note payable – Slainte	—	600,000
Total notes payable	$—	$775,000

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 6, 2015, we borrowed funds from a third party and did not apply the borrowed funds to the Slainte Note resulting in a default under the terms of the note, and thus, we received a default waiver from Slainte.

On March 18, 2016, we entered into an agreement with Slainte whereby Slainte waived default, amended the terms and extended the maturity date of the Slainte Note until December 17, 2016, and agreed to accept a warrant in lieu of interest due on the loan. The warrant allows Slainte to purchase 416,667 shares of our common stock; plus that number of shares of our common stock equal in number to (i) the product of the then-applicable interest rate under the Slainte Note and the amount of principal outstanding on the Note, calculated on a daily basis and paid for actual days elapsed, during the period beginning on December 18, 2015, and ending on the date on which the Note is paid in full, divided by (ii) $0.18; plus that number of shares of our common stock equal in number to (i) the product of 0.02 and the sum of the amount of principal and interest outstanding on the Note on the first day of each calendar month, beginning with February 1, 2016, divided by (ii) $0.18. The warrant is exercisable at a price of $0.18 per share, subject to adjustment in the event of stock splits, the sale of our shares of common stock at a price below $0.18 per share or the sale of equity securities with a conversion price of less than $0.18 per share.

On November 14, 2016, the Slainte Note was again amended to extend the maturity date to December 30, 2017 and to allow the note to be converted into shares of the Company's common stock. The number of shares to be issued upon conversion of the note will be determined by dividing the dollar amount of the principal to be converted by 70% of the average closing price of the Company's common stock for the ten business days immediately preceding the date of the conversion. The warrant can be exercised at any time during the five year period following the full repayment of the loan; the exercise price can be paid in cash or through a cashless exercise feature; and the warrant grants certain registration rights to Slainte applicable to all shares of our common stock owned or controlled by Slainte, including shares issued upon exercise of the warrant. In addition, Slainte granted us a put option, exercisable upon repayment of the loan prior to December 17, 2016, that requires Slainte to purchase from us, for $100,000, that number of shares of our common stock equal in number to (i) $100,000 divided by (ii) the product of 80% and the average price of our common stock for the 30 trading days immediately prior to the date the put option is exercised.

Due to the fair value of the warrants issued and conversion feature added in connection with the amended note agreements, the modifications were considered substantial (i.e. greater than 10% of the carrying value of the debt). As a result, an extinguishment of debt was deemed to have occurred, resulting in the recognition of extinguishment losses totaling $674,666.

Following the amendment in November 2016, Slainte converted the entire principal amount of the note into 594,540 shares of the Company's common stock. Slainte also exercised the warrants through the cashless exercise feature resulting in the issuance of 1,330,007 shares of the Company's common stock. He also purchased 104,939 shares of the Company's common stock for $100,000 in connection with the Company's exercise of the put option.

Prior to their exercise in November 2016, these warrants and conversion feature were accounted for as a liability under ASC 815. The Company assessed the fair value of the warrants and conversion feature upon issuance and conversion and at each reporting period based on the Black-Scholes pricing model. See below for the range of variables used in assessing the fair value during the year ended December 31, 2016.

	Warrants December 31, 2016	Conversion Feature December 31, 2016
Expected life (years)	4.29 - 5.0	1.09 - 1.13
Risk-free interest rate	1.01% - 1.90%	0.78% - 0.79%
Expected volatility	214% - 227%	200% - 203%

In connection with these warrants, the Company recognized a loss on the change in fair value of warrant liability of $1,616,215 during the year ended December 31, 2016. In connection with the conversion feature, the Company recognized a loss on the change in fair value of derivative liability of $13,947.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to the expected life of the warrants or conversion feature. The Company believes this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants or conversion feature. The expected life is based on the remaining term of the warrants or conversion feature. The risk-free interest rate is based on U.S. Treasury securities rates.

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

NOTE 12 – CONVERTIBLE NOTES PAYABLE

From time to time during the year ended December 31, 2016 and 2015, we issued convertible promissory notes to unaffiliated third parties. The net proceeds from these transactions are used for general working capital purposes. The debt discounts and deferred financing costs on the convertible promissory notes are amortized on a straight-line basis, which approximates the effective interest rate method, over the term of the note, and this amortization is included in interest expense in our consolidated statements of operations.

The following table summarizes our convertible promissory notes outstanding as of December 31, 2016 and 2015:

			Maturity	Interest	Base	December 31,
Issue Date	Holder	Security	Date	Rate	Conversion Rate	2016	2015
12/28/2016	Tangiers Investment Group	Unsecured	7/8/2017	10%	$1.00 through maturity; 55% of lowest closing price thereafter	$35,000	$—
8/10/2016	JSJ Investments	Unsecured	5/10/2017	12%	$0.20 during first 180 days; 45% of lowest closing price thereafter	125,000	—
10/6/2015	Vis Vires Group	Unsecured	6/30/2016	8%	58% of three lowest closing bids	—	59,000
10/12/2015	JSJ Investments	Unsecured	7/8/2016	12%	55% of five lowest trades	—	102,000
12/9/2015	Tangiers Investment Group	Secured	12/8/2016	10%	55% of three lowest closing bids	—	220,000
						160,000	381,000
					Less unamortized discount	(34,453)	(272,793)
						$125,547	$108,207

The convertible notes, including accrued interest payable, may be converted into shares of our common stock at the Conversion Price, in whole, or in part, at various times, after the date of issuance, at the option of the holder (the “Conversion Feature”), as defined by the terms of the convertible note.

The Conversion Price is equal to the Base Conversion Rate specified in the table above multiplied by the Variable Conversion Rate (“VCR”) which is equal to the average of the number of lowest trading prices or closing bid prices of our common stock (specified in the table above) during the ten trading day period prior to the date of conversion divided by the closing price of our common stock on the day of conversion.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If a convertible notes is convertible into an unlimited number of unregistered, restricted common shares, it is classified as having an unlimited shares feature (“Unlimited Shares Feature”). The difference between the closing price of our common stock and the VCR is referred to as the Variable Conversion Rate Differential (“VCRD”). If, both the Unlimited Shares Feature and the VCRD meet the definition of an embedded derivative, then together they create a compound embedded derivative liability or, hereafter, simply a “derivative liability.”

In accordance with U.S. GAAP, our derivative liabilities are recorded at fair value on the date of issuance and subsequently remeasured to fair value each reporting period with any change in fair value being recognized as gain (loss) on derivative liabilities in our consolidated statement of operations. See Note 9.

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

During the years ended December 31, 2016 and 2015, we recorded deferred financing fees of $0 and $41,100, respectively, in connection with the issuance of our convertible notes and we recognized $32,400 and $8,700 of amortization of deferred financing costs during the year ended December 31, 2016 and 2015, respectively. This amount is included in interest expense in our consolidated statements of operations.

The aggregate fair value of the derivative liabilities applicable to our convertible notes on the dates of issuance was $557,000 and $355,293 for convertible notes issued during the years ended December 31, 2016 and 2015, respectively, and was recorded as derivative liabilities on our consolidated balance sheets. The related BCF debt discount was recorded as a reduction to our convertible notes payable on our consolidated balance sheets. During the years ended December 31, 2016 and 2015, we recognized $267,258 and $82,500, respectively, of amortization related to the convertible notes and recorded this amount as amortization of debt discount in our consolidated statements of operations.

We recognized $35,719 and $5,121 of interest expense applicable to our convertible notes during the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, $5,876 and $5,121, respectively, of this interest is accrued within accrued expenses on our consolidated balance sheets.

2015 Convertible Notes

At various times during the year ended December 31, 2015, the Company issued convertible promissory notes (the "2015 Notes") in the aggregate principal balance of $381,000. The 2015 Notes, including accrued interest payable, may be converted into shares of our common stock at the Conversion Price, as defined below, in whole, or in part, at any time beginning 180 days after the date of issuance, at the option of the holder. The 2015 Notes also contain prepayment options whereby we may, during the first 180 days that each note is outstanding, prepay the note by paying prepayment premiums ranging from 10% to 40% of the principal then outstanding depending on the date of prepayment.

In general, per the terms of our 2015 Notes, the note holders may not make any conversions that would result in the note holder holding more than 9.99% of our issued and outstanding common stock at any one time.

Should we default on a conversion or repayment of a convertible note, the note, accrued interest and default penalties and fees are immediately due and payable. The minimum default penalty amount ranges from 25% to 50% (or more, under certain circumstances) times the then outstanding principal and unpaid interest.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016, two of these notes in the aggregate principal balance of $161,000 were repaid. The $220,000 note dated December 9, 2015 from Tangiers Investment Group, LLC was converted in full into a total of 2,843,698 shares of the Company's common stock at various dates during the year ended December 31, 2016.

Slainte Convertible Notes

On March 30, 2016, we borrowed $81,978, from Slainte Ventures and used the proceeds to repay principal and accrued interest applicable to our $59,000 convertible promissory note dated October 6, 2015, to Vis Vires Group, Inc. On April 6, 2016, we borrowed an additional $75,000 from Slainte Ventures and used the proceeds, along with $52,500 of advances to the Company by officers and directors of the Company, to repay principal and accrued interest applicable to our $102,000 convertible promissory note, dated October 12, 2015, to JSJ Investments, Inc. On July 5, 2016, we borrowed $50,000 from Slainte Ventures and used the proceeds for working capital purposes. These loans, together with interest at 12% per year, are payable on December 30, 2016. We can prepay the loans at any time. If the loans are repaid on or before September 30, 2016, the principal amount which is being repaid will increase by 10%. If the loans are repaid after September 30, 2016, the principal amount which is being repaid will increase by 15%. The amount of the principal increase may be paid with shares of our common stock. The number of shares to be issued for such purpose will be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the prepayment date. The original principal of the loan was not convertible prior to maturity. If the loans were not paid when due, then at any time between the maturity date and January 10, 2017, Slainte may convert the outstanding principal and interest on the loan into shares of our common stock. The number of shares to be issued on conversion was to be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the conversion date by the outstanding principal and interest on the loan on the conversion date.

The notes were not paid prior to the maturity date of December 30, 2016. As a result, the notes became convertible effective December 31, 2016. Derivative liabilities in the aggregate amount of $557,000 were recorded upon these notes becoming convertible. The notes along with their accrued interest were converted into 497,296 shares of the Company's common stock on December 31, 2016, and the value of the derivative liabilities were extinguished to common stock.

JSJ Convertible Note

On August 10, 2016, we borrowed $125,000 from JSJ Investments and used the proceeds for working capital purposes. The loan, together with interest at 12% per year, is payable on May 10, 2017. We can prepay the loan at any time. If the loan is repaid on or before October 16, the principal amount which is being repaid will increase by 25%. If the loan is repaid on or before October 16, 2016 through February 12, 2016, the principal amount which is being repaid will increase by 30%. Thereafter, the note may be repaid only upon written consent from JSJ, and the principal amount that is being repaid will increase by 30%. At any time after the date of the note, JSJ is entitled to convert all of the outstanding and unpaid principal in to shares of our common stock. Until February 12, 2017, the conversion price is $0.20 per share, and thereafter, the conversion price will be at a 45% discount to the lowest closing price of our common stock for the ten trading days preceding the conversion date. JSJ may not make any conversions that would result in the note holder holding more than 4.99% of our issued and outstanding common stock at any one time. If the notes are held through February 12, 2017, derivative accounting will apply upon the change to a variable conversion price. This convertible note was paid in full on February 9, 2017, as more fully described in Note 19 – Subsequent Events.

Tangiers Convertible Note

In connection with an equity line agreement discussed in Note 20, the Company issued a promissory note to Tangiers for the principal sum of $35,000 as a commitment fee for the equity line. The note bears interest at 10% per year, is unsecured, and is due and payable on July 8, 2017. At the option of Tangiers, all or any part of the unpaid principal amount of the note may be converted into shares of the Company's common stock. The number of shares to be issued on any conversion will be determined by dividing the principal amount of the note to be converted by $1.00. If the note is not repaid or converted prior to maturity, the conversion price will change to 55% of the lowest closing bid price during the 20 days preceding the conversion date. If the note is held past maturity, derivative accounting will apply upon the change to a variable conversion price.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – NOTES PAYABLE TO AND ADVANCES FROM OFFICERS AND DIRECTORS

Notes payable to and advance from officers and directors consisted of the following, at December 31, 2016 and 2015:

	December 31,
	2016	2015
Note payable to Earnie Blackmon, an officer and director	$28,750	$—
Note payable to Tony Verzura, an officer and director	28,750	—
Advances from officers and directors	71,008	—
Accrued wages payable to officers and directors	42,695	612,512
	$171,203	$612,512

On April 6, 2016, we borrowed $25,000 from Ernest Blackmon and $25,000 from Tony Verzura and used the proceeds to repay principal and interest applicable on our $102,000 convertible promissory note dated October 12, 2015, to JSJ Investments Inc. The loans, together with interest at 12% per year, are payable on December 30, 2016. We may prepay the loans at any time. If the loans are repaid on or before September 30, 2016, the principal amount, which is being repaid, will increase by 10%. If the loans are repaid after September 30, 2016, the principal amount, which is being repaid will increase by 15%. As of December 31, 2016, the loans were not repaid, when they were due, per the terms of the notes, and thus, the principal balance of the notes was increased to $57,500 in the aggregate, with the addition to the principal balance charged to interest expense.

During the year ended December 31, 2016, Messrs. Blackmon, Verzura and Ruby, who are officers and directors of the Company, paid obligations and expenses on behalf of the Company, from their own individual, personal funds.  Such payments have been recorded in the consolidated balance sheets as a component of Notes payable to and advances from officers and directors.

NOTE 14 – STOCKHOLDERS’ DEFICIT

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

Common Stock Issued For Warrant Outstanding

On February 10, 2015, we issued 621,000 shares of our common stock, valued at $987,390 based on the previous day’s closing price, to Typenex in exchange for the return of Typenex Warrant #1 that we issued to Typenex on August 13, 2014, as part of a financing arrangement with Typenex.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Warrants:

The following table summarizes our share warrants outstanding as of December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants outstanding, beginning of period	3,000,000	$12.00	3,170,044	$11.52
Warrants issued to consultant	666,667	0.18	—	—
Cashless issued upon conversion of Slainte note	1,746,674	—
Warrants exercised	(963,562)	—	—	—
Repurchased and cancelled	—		(170,044)	3.00
Expired	(3,000,000)	—	—	—
Warrants outstanding, end of period	1,449,779	$0.180	3,000,000	$12.00
Warrants exercisable, end of period	1,449,779	$0.180	3,000,000	$12.00

The weighted-average remaining contractual life for warrants outstanding and exercisable at December 31, 2016, is 4.5 years, and the aggregate intrinsic value of warrants outstanding and exercisable at December 31, 2016 is $0.

The warrants issued during the year ended December 31, 2016 were valued utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

Stock price	$0.16 - $2.18
Exercise price	$0.18
Risk free interest rate	1.01% - 1.37%
Expected term (years)	5
Expected volatility	322% - 504%
Expected dividends	0%

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014 Equity Incentive Plan

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

On January 12, 2016, we awarded 1,050,000 stock options to each of Messrs. Blackmon, Verzura and 980,000 stock options to Mr. Ruby under our 2014 Stock Incentive Plan. The options were fully vested at the time of grant and give the option holder the right to purchase shares of our common stock at $0.20 per share during the ten year term of the option.

We calculated the fair value of each option to be approximately $0.20 per option utilizing the Black Scholes option pricing model and the following assumptions on the date of valuation:

Stock price	$0.20
Exercise price	$0.20
Risk free interest rate	1.98%
Expected term (years)	10.0
Expected volatility	173%
Expected dividends	0%

At December 31, 2015 the fair value of these 3,080,000 options totaling $612,512, which was included in accrued expenses on our consolidated balance sheets, and on January 15, 2016, the option grant date, we increased common stock and decreased accrued expenses by this amount to account for the issuance of these options on that date.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our stock options outstanding as of both December 31, 2016 and 2015, respectively:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding at December 31, 2014	—		—
Issued	600,000	9.8	$0.70
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding at December 31, 2015	600,000	9.8	$0.70
Stock options exercisable at December 31, 2015	600,000		$0.70

Stock options outstanding at December 31, 2015	600,000	9.8
Issued	3,080,000	10.0	$0.20
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding at December 31, 2016	3,680,000	8.9	$0.28
Stock options exercisable at December 31, 2016	3,680,000	8.9	$0.28

The weighted-average remaining contractual life for stock options outstanding and exercisable at December 31, 2016, is 8.9 years, and the aggregate intrinsic value of options outstanding and exercisable at December 31, 2016 is $0.

NOTE 15 – SHARE-BASED COMPENSATION

Share-based Compensation

We recognize share-based compensation expense in cost of revenues, sales and marketing expenses, R&D expenses and general and administrative expenses based on the fair value of common shares issued for services. In addition, we accrue share-based compensation expense for estimated share-based awards earned during the years ended December 31, 2016 and 2015, under our 2014 Equity Incentive Plan. Share-based compensation expense for the years ended December 31, 2016 and 2015 is, as follows:

	December 31,
	2016	2015
Warrants issued for consulting services	$319,419	$47,880
Warrants issued for accrual of share-based awards to officers and directors	—	612,512
Common stock issued for accounts payable and accrued expenses	223,484	—
Common stock issued for services	271,097	67,500
Amortization of common stock issued for prepaid services	—	302,789
	$814,000	$1,030,681

Of the $814,000 of share-based compensation, $191,550 was reported as a reduction of accounts payable and accrued expenses pertaining to amounts owed as of the beginning of the year ended December 31, 2016, and $31,934 was recognized as a loss on the extinguishment of debt during the year ended December 31, 2016.

NOTE 16 – INCOME TAXES

The Internal Revenue Code (“IRC”) allows net operating losses (“NOL's”) to be carried forward and applied against future profits for a period of twenty years. The change of ownership following our merger with MySkin may limit our ability to utilize these NOLs under the terms of IRC Section 381.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We have not taken a tax position that, if challenged, would have a material effect on our consolidated financial statements for the years ended December 31, 2016 and 2015, as defined under ASC 740. We did not recognize any adjustment to our liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of our accumulated deficit on our consolidated balance sheets.

Our provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Years Ended December 31,
	2016	2015
Statutory U.S. federal tax rate	39%	39%
Effect of increase in valuation allowance	(39%)	(39%)
	—%	—%

Changes in our cumulative net deferred tax assets consist of the following:

	December 31,
	2016	2015
Net loss carry forward	$3,648,316	$2,148,248
Valuation allowance	(3,648,316)	(2,148,248)
	$—	$—

A reconciliation of our income taxes computed at the statutory rate is as follows:

	Years Ended December 31,
	2016	2015
Tax benefit at statutory rate	$1,500,068	$1,124,511
Valuation allowance	(1,500,068)	(1,124,511)
	$—	$—

NOTE 17 – RELATED PARTY TRANSACTIONS

Affiliate Customer

During 2010, Messrs. Blackmon and Verzura, who are officers and directors of our Company, made loans to, or equity investments in, one of our customers. Effective June 30, 2015, Messrs. Blackmon and Verzura completely divested themselves of those interests. As Messrs. Blackmon and Verzura may have had significant influence on management or operating polices of the customer until June 30, 2015, we classified professional fees in the amount of $4,425 to this customer as revenues - affiliate, in our consolidated statements of operations and accounts receivable from this customer, as due from related parties on our consolidated balance sheets.

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

Blue River Inc.

In February 2015, Messrs. Blackmon and Verzura, who are officers and directors of our Company, formed Blue River Inc. (“Blue River”), a Colorado corporation in the cannabis industry that plans to manufacture and wholesale medicinal and recreational cannabis including our Prana medicinals products. On January 1, 2016, our wholly owned subsidiary, UCANN California Corporation (“UCANN CA”), entered into a five year consulting and intellectual property licensing arrangement with Blue River whereby UCANN CA will provide consulting services to Blue River at hourly rates and a non-exclusive license to our intellectual property for $5,000 per month. The arrangement can be terminated by either party by written agreement. During the year ended December 31, 2015, we advanced Blue River $3,284 and included this amount in due from related parties. For the year ended December 31, 2016 and 2015, we recognized consulting fee revenue in the amounts of $71,680 and $4,425, respectively, which amounts are included as Revenue, affiliate in our consolidated statements of operations. At December 31, 2016 and 2015, we owed Blue River $4,293 and $0, respectively, in trade payables and included this amount in accounts payable.

Advesa Corporation

Advesa Corporation (“Advesa”), a California corporation, was formed in September 2016, and is 100% owned by Mr. Verzura.  The Company entered into a memo of understanding in November 2016, under which we provide consulting services to Advesa, and Advesa assists our largest customer, who is located in California, produce our Prana biomedical line of products under a licensing agreement with that California customer.  During the year ended December 31, 2016 we advanced Advesa approximately $20,499 and included this amount in Due from related parties in our consolidated balance sheet.

Amounts due from related parties consist of:

	December 31,
	2016	2015
Blue River	$—	$3,284
Advesa	21,755	—
CRD	5,000	5,000
Total due from related parties	$26,755	$8,284

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

Consulting Agreement for GAAP Reporting Services

On February 20, 2016, we entered into a consulting agreement with a third party that has a twelve month term, and which can be extended by mutual agreement. The agreement provides for the issuance of a five (5) year warrant to the consultant, upon the execution of the agreement, to purchase 250,000 shares of our common stock at a price of $0.18 per share, plus the payment of $7,500 on the first day of each month, beginning March 1, 2016, coupled with the monthly issuance of five (5) year warrants to purchase our common stock in an amount of shares determined by dividing $7,500 by $0.18 per share. These warrants are exercisable at a price of $0.18 per share. During the year ended 31, 2016, we recognized in our consolidated statements of operations expenses in the total amount of $394,215 related to this contract, as follows:

Year Ended December 31, 2016
Cash paid to consultant	$15,000
Shares of common stock issued to consultant	62,781
Fair value of warrants issued to consultant	319,419
$397,200

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Commitment

On December 28, 2016, we entered into an equity line of credit agreement with Tangiers Global, LLC (“Tangiers”). Under the equity line agreement, Tangiers has agreed to provide the Company with up to $10,000,000 of funding through the purchase of shares of the Company’s common stock. During the term of the agreement, the Company may deliver a put notice to Tangiers, which will specify the number of shares which the Company will sell to Tangiers. The minimum amount the Company can draw down at any one time is $5,000, and the maximum amount the Company can draw down at any one time is $350,000 as determined by the formula contained in the equity line agreement.

A closing will occur on the date which is no earlier than five trading days following, and no later than seven trading days following, the applicable put notice. On each closing date, the Company will sell, and Tangiers will purchase, the shares of the Company’s common stock specified in the put notice. The amount to be paid by Tangiers on a particular closing date will be determined by multiplying the purchase price by the number of shares specified in the put notice. The purchase price is 85% of the average of the two lowest trading prices of the Company’s common stock during the pricing period applicable to the put notice. The pricing period, with respect to a particular put notice, is five consecutive trading days including, and immediately following, the delivery of a put notice to Tangiers. The Company may submit a put notice once every ten trading days provided the closing of the previous transaction has taken place. The Company is under no obligation to submit any put notices.

The equity line agreement has a term of 36 months, which will begin on the effective date of the registration statement, which the Company has agreed to file with the Securities and Exchange Commission so that the shares of common stock to be sold to Tangiers may be sold in the public market. The Company issued a promissory note to Tangiers for the principal sum of $35,000 as a commitment fee for the equity line. The note bears interest at 10% per year, is unsecured, and is due and payable on July 8, 2017. The note is recorded on our consolidated balance sheet at December 31, 2016 in the amount of $35,000, net of a discount of $34,453. At the option of Tangiers, all or any part of the unpaid principal amount of the note may be converted into shares of the Company’s common stock. The number of shares to be issued on any conversion will be determined by dividing the principal amount of the note to be converted by $1.00.

Legal Proceedings

There have been no material developments in legal proceedings in which we are involved during the year ended December 31, 2016.

NOTE 19 – SUBSEQUENT EVENTS

JSJ Convertible Note

On August 10, 2016, we borrowed $125,000 from JSJ Investments and used the proceeds for working capital purposes. The note, together with interest at 12% per year, was due and payable on May 10, 2017. We could prepay the loan at any time, and if we were to repay the note on or before October 16, 2016 through February 12, 2016, the principal amount which was being repaid would increase by 30%. On February 13, 2017, the note was repaid in the form of the issuance of 379,100 shares of our common stock to JSJ Investments.

In accordance with ASC 855-10 we have analyzed its operations subsequent to December 31, 2016, to the date these consolidated financial statements were issued, and has determined that, other that as disclosed above, we do not have any material subsequent events to disclose in these consolidated financial statements.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CANNABIS CORPORATION

Date: March 13, 2017	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Earnest Blackmon
Earnest Blackmon	Chief Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	March 13, 2017

/s/ Chadwick Ruby
Chadwick Ruby	Director	March 13, 2017

/s/ Tony Verzura
Tony Verzura	Director	March 13, 2017