Form 10-Q
period 2017-03-31
United Cannabis Corp
filed 2017-05-15
CIK 1436161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 15, 2017, the registrant had 51,333,590 shares of common stock outstanding.

UNITED CANNABIS CORPORATION

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$35,584	$112,621
Accounts receivable, net	57,634	24,484
Due from related parties	22,224	26,775
Total current assets	115,442	163,880

Outdoor cultivation facility	90,596	—
Laboratory equipment, net of accumulated depreciation of $3,239 and $0.0 at March 31, 2017 and December 31, 2016, respectively	36,706	—
Intangible assets	32,273	32,273
Equity method investments	—	88,000
Goodwill	106,873	—
Total assets	$381,890	$284,153

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$92,062	$25,048
Accrued expenses	55,000	50,875
Current portion of deferred revenue	180,000	180,000
Notes payable to, advances from and accrued wages of officers and directors	553,425	175,592
Convertible notes payable, net of $18,047 and $34,543 debt discount, respectively	16,953	125,547
Total current liabilities	897,440	557,062

Long term liabilities:
Deferred revenue, net of current portion	158,750	203,750
Total liabilities	1,056,190	760,812

Stockholders' deficit:
Preferred stock, no par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 51,139,870 and 50,650,994 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	9,522,882	8,885,674
Accumulated deficit	(10,178,310)	(9,362,333)
Total deficit attributable to stockholders' of the Company	(655,428)	(476,659)
Non-controlling interests in fifty percent owned subsidiary	(18,872)	—
Total deficit	(674,300)	(476,659)
Total liabilities and stockholders' deficit	$381,890	$284,153

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues	$189,677	$245,390
Cost of revenues:	(121,051)	(100,023)
Gross profit	68,626	145,367
Operating expenses:
Marketing, advertising and new business development	53,392	48,692
Research and development	45,160	—
Legal, accounting, consulting and public reporting	240,814	101,511
General and administrative	248,860	57,967
Total operating expenses	588,226	208,170
Loss from operations	(519,600)	(62,803)
Other income (expense):
Loss on derivative liabilities	—	(155,156)
Amortization of debt discount	—	(179,620)
Loss on extinguishment of debt	(267,567)	(84,139)
Interest expense	(28,809)	(56,581)
Loss before provision for taxes	(815,976)	(538,299)
Provision for taxes on income	—	—
Net Loss	$(815,976)	$(538,299)

Basic and diluted net loss per share:	$(0.02)	$(0.01)

Basic and diluted weighted-average common shares outstanding:	50,971,862	44,988,500

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net loss	$(815,976)	$(538,299)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase (decrease) in provision for losses on accounts receivable	—	—
Amortization of debt discount to interest expense	16,406	179,620
Amortization of deferred financing costs	—	20,828
Non-cash interest expense	9,694	—
Depreciation	3,239	—
Share-based compensation, net	211,967	46,382
Deferred revenue in the form of non-marketable equity securities recognized as revenue	(45,000)	(45,000)
Loss on revaluation of derivative liabilities	—	63,152
Loss on extinguishment of debt and repurchase of warrants	267,559	84,139
Accrued wages payable to offices and directors	191,563	—
Increase in net assets in connection with acquisition of fifty percent owned subsidiary	(22,666)	—
Loss on issue of warrants to cure debt default	—	92,003
Changes in operating assets and liabilities:
Accounts receivable	(33,150)	(32,871)
Due from related parties	5,000	—
Prepaid expenses	—	56,341
Accounts payable and accrued expenses	101,564	(1,417)
Net cash used in operating activities	(109,800)	(75,122)

Investing activities:
Purchase of equipment for and improvements to cultivation facility	(90,596)	—
Cash in acquisition of fifty percent owned subsidiary	(15,079)	—
Purchase of laboratory equipment, gross	(39,945)	—
Net cash used in investing activities	(145,620)	—

Financing activities:
Proceeds from advances from officers and directors	178,383	—
Net proceeds from issuance of convertible debt and warrants	—	81,978
Repayment of convertible debt and notes payable	—	(81,978)
Payments on notes payable	—	(15,000)
Net cash provided by (used in) financing activities	178,383	(15,000)

Net decrease in cash	(77,037)	(90,122)
Cash, beginning of period	112,621	118,420
Cash, end of period	$35,584	$28,298

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note payable to JSJ Investments	$125,000	$—
Conversion of advances from officers and directors to notes payable to officers and directors	$246,681	$—
Issuance of stock options in exchange for accrued wages payable to officers and directors	$—	$612,512
Reduction of notes payable in exchange for 1,100,000 shares of common stock of WeedMD	$—	$175,000
Conversion of accounts payable to notes payable	$—	$30,000

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2017, 28 states and the District of Columbia allow their citizens to use medical marijuana, and four states and the District of Columbia have legalized marijuana for recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana. However, there is no guarantee that the current administration will not change its stated policy regarding the low-priority enforcement of federal laws, or that any future administration would not change this policy and decide to enforce the federal laws vigorously. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - We prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three month periods ended March 31, 2017 and 2016 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2016.

Reclassification of Prior Balances – Certain prior year balance sheet amounts have been reclassified to conform to the current year presentation. These amounts had no effect on the reported results of operations.

Principles of Consolidation – Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries UCANN California Corporation, UC Colorado Corporation and UC Oregon Corporation, an the fifty percent owned subsidiary Cannabis Research & Development Company Limited (“CRD”). All intercompany accounts and transactions have been eliminated. Our consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). At March 31, 2017, we concluded that we had established a variable interest entity relationship with CRD, because we are the primary beneficiary, in accordance with GAAP. As a result, we elected to consolidate the assets and liabilities of CRD in our consolidated balance sheet at March 31, 2017.

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

We make our estimate of the ultimate outcome for these items based on historical trends, and other information available when our consolidated financial statements are prepared. We recognize changes in estimates in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available. We believe that our significant estimates, assumptions and judgments are reasonable, based upon information available at the time they were made. Our actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

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

Level 3: Unobservable inputs that are supported by little or no market activity, and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at March 31, 2017, approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the three months March 31, 2017 and the year ended December 31, 2016.

Cash and Cash Equivalents - We consider investments with original maturities of 90 days or less to be cash equivalents. Because of current banking regulations, marijuana centric entities are not afforded normal banking privileges, and thus, we have not been able to consistently have access to the federal banking system. Thus, at the beginning of 2016, the Company entered into an agreement with our Chief Executive Officer to hold cash funds in his personal bank account, on an as-need basis, in trust for the Company. Under the terms of our trust agreement with our Chief Executive Officer, he agreed to hold our cash in his personal bank account, and to make payments of our funds only for our business purposes, and to allow daily access to the bank account for ongoing oversight of his fiduciary responsibility to the Company. Additionally, the trust agreement requires that the Chief Executive Officer make copies available to our accounting staff of all transactions applicable to our operations, on a weekly, or as requested basis.  There is cash deposits in the personal bank accounts of the Chief Executive Officer held in trust for us in the amount of $4,158 at March 31, 2017 and at December 31, 2016.

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

Our allowance for doubtful accounts was $0.0 and $30,000 at March 31, 2017 and December 31, 2016, respectively. We recorded no bad debt expense, during the three months ended March 31, 2017 and 2016, respectively.

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

Goodwill - Our goodwill, which consists of our interest in a fifty percent owned subsidiary, Caribbean Research & Development Company Limited, is not amortized, but is evaluated for impairment annually, or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash ﬂows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants.

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

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-Lived Assets – Our intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and other long-lived assets may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows. We have not recorded any impairment charges related to long-lived assets as of March 31, 2017 and December 31, 2016.

Equity Method Investments – Our investments in entities representing ownership of at least 20% but not more than 50%, where we exercise significant influence, are accounted for under the equity method of accounting, and are included in our financial statements as a component of the consolidated financials. All intercompany accounts are eliminated upon consolidation, and we recognize the minority interests’ share in the income and losses of the less than 100% percent owned subsidiary in the period incurred.

Deferred Revenue - We defer revenue for which product or service has not yet been delivered, or is subject to refund until such time that we and our customer jointly determine that the product or service has been delivered, or no refund will be required.

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

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We follow the provisions of ASC 740, Income Taxes. As a result of ASC 740, we make a comprehensive review of our portfolio of tax positions in accordance with recognition standards established by ASC 740. As a result of the implementation of ASC 740, we recognized no material adjustments to liabilities or stockholders’ deficit.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken, or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in our consolidated financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured, as described above, is reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheets, along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits, if any, are classified as interest expense and penalties and are included in selling, general and administrative expenses in our consolidated statements of operations.

Commitments and Contingencies - Certain conditions may exist as of the date our consolidated financial statements are issued, which may result in a loss but which will only be resolved when one or more future events occur or fail to occur.  We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against us, or unasserted claims that may result in such proceedings, we evaluate the perceived merits of the legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, if determinable and material, would be disclosed.

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended March 31,
	2017	2016
Warrants to purchase common stock	758,000	708,334
Cashless warrants not converted to common stock	783,112	—
Stock options	3,680,000	3,680,000
Total potentially dilutive securities	5,221,112	4,388,334

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income. During the three months ended March 31, 2017 and the year ended December 31, 2016, we did not have any gains and losses resulting from activities or transactions that resulted in other comprehensive income or loss.

Segment Reporting – UCANN operates as one segment.

Concentration of Credit Risk - Financial instruments that potentially subject us to credit risk consist of cash. Because of current banking regulations, marijuana centric entities are not always afforded normal banking privileges, and thus, we have not been able to consistently have access to the federal banking system. Thus, at the beginning of 2016, the Company entered into an agreement with our Chief Executive Officer to hold cash funds in his personal bank account, on an as-need basis, in trust for the Company. Under the terms of our trust agreement with our Chief Executive Officer, he agreed to hold our cash in his personal bank account, and to make payments of our funds only for our business purposes, and to allow daily access to the bank account for ongoing oversight of his fiduciary responsibility to the Company. However, from time-to-time we have to hold in our possession un-deposited cash, which may subject us to theft or misuse.

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

Percentage of Revenue:

	Three Months Ended March 31,
	2017	2016
Customer A	92%	92%
Customer B	8%	8%

Percentage of Accounts Receivable:

	Three Months Ended March 31,
	2017	2016
Customer C	93%	56%
Customer D	7%	41%
Customer E	—%	1%

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the three months ended March 31, 2017, we incurred a net loss of $815,976, and used cash of $109,800 in our operating activities. At March 31, 2017, we had a working capital deficit of $781,998, and an accumulated deficit of $10,216,055.  Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

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

The WMD common shares were recorded at $0.50 per share, or $593,750 in total, taking into consideration WMD’s most recent sale of their common shares prior to the date of the transaction (CAD $0.50). In December 2015, we determined that WMD’s lack of operating activities during 2015 resulted in a significant adverse effect on our carrying value of these securities (an impairment indicator) and accordingly, we recorded an “other-than-temporary impairment charge” of $388,475 and included this amount in loss on investments in non-marketable securities in our consolidated statements of operations. The remaining balance, $205,275, or $0.17 per share, was determined based on the consideration we received in our subsequent sale of 1,100,000 WMD shares in March 2016, and this amount is classified as investment in non-marketable equity securities on our consolidated balance sheets.

On March 24, 2016, an unrelated third party agreed to assume all of our obligations, including accrued and unpaid interest, pursuant to the terms of a $175,000 note payable we owed to WeedMD, in consideration for the transfer by us of 1,100,000 shares of the common stock of WMD to the unrelated third party. WMD consented to the assumption of the loan by the unrelated third party, and released us from any further liability with respect to the loan.  After the exchange of the 1,100,000 shares of common stock of WMD to the unrelated third party, we own 87,500 shares of common stock of WMD, and reduced our investment in none-marketable equity securities to $15,125. Because of the difficulty in validating a fair market value for our investment in WMD, we elected to write-off such carrying value as a charge to other income and expenses in our consolidated statements of operations in the amount of $15,125, in the year ended December 31, 2016.

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – INTANGIBLES

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

NOTE 6 – ACCRUED EXPENSES

Our accrued expenses consist of:

	March 31, 2017	December 31, 2016
Accrued consulting fees	$55,000	$45,000
Accrued interest expense	—	5,875
	$55,000	$50,875

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

NOTE 7 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

We did not have any liabilities carried at fair value measured on a recurring basis as of March 31, 2017 or at December 31, 2016.

Derivative Liabilities

We valued our derivative liabilities related to warrants and embedded conversion features applicable to our borrowings under our convertible notes payable (see Notes 10 and 11 below) and accrued interest payable thereon in accordance with fair value measurement guidelines. For the three months ended March 31, 2017 and the year ended December 31, 2016, the following table reconciles the beginning and ending balances for our financial instruments that are carried at fair value measured on a recurring basis:

Derivative liabilities as of December 31, 2015	$383,581
Additions to derivative liabilities for convertible debt conversion features	557,000
Additions for modifications of note payable to Sláinte Ventures	686,612
Reductions due to conversions or repayments of convertible debt	(3,317,986)
Loss on revaluation of derivative liabilities during the year	1,690,793
Derivative liabilities as of December 31, 2016	—
Changes to derivative liabilities	—
Derivative liabilities at March 31, 2017	$—

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 8 – DEFERRED REVENUE

Our deferred revenue consists of:

	March 31, 2017	December 31, 2016
Deferred revenue - WeedMD	$338,750	$383,750
Current portion	(180,000)	(180,000)
Deferred revenue, net of current portion	$158,750	$203,750

As described in Note 4 above, on June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three year estimate of the service period involved. Based on recent discussions with WMD, we now expect to deliver the remaining consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four year period January 1, 2015 through December 31, 2018. Accordingly, we are now recognizing $15,000 of deferred revenue per month. We recognized $45,000 and $180,000 of revenue applicable to this arrangement for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. At March 31, 2017, we expect to recognize $180,000 of the remaining $338,750 WMD deferred revenue during the next twelve months and accordingly, we have classified the $180,000 as a current liability on our consolidated balance sheets.

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

NOTE 9 – NOTES PAYABLE

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

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Following the amendment in November 2016, Slainte converted the entire principal amount of the note into 594,540 shares of the Company's common stock. Slainte also exercised the warrants through the cashless exercise feature resulting in the issuance of 1,330,007 shares of the Company's common stock. Slainte also purchased 104,939 shares of the Company's common stock for $100,000 in connection with the Company's exercise of the put option.

Prior to their exercise in November 2016, these warrants and conversion feature were accounted for as a liability under ASC 815. The Company assessed the fair value of the warrants and conversion feature upon issuance and conversion and at each reporting period based on the Black-Scholes pricing model. The range of variables used in assessing the fair value during the year ended December 31, 2016, are as follows:

	Warrants March 31, 2017	Conversion Feature March 31, 2017	Warrants December 31, 2016	Conversion Feature December 31, 2016
Expected life (years)	—	—	4.29 - 5.0	1.09 - 1.13
Risk-free interest rate	—	—	1.01% - 1.90%	0.78% - 0.79%
Expected volatility	—	—	214% - 227%	200% - 203%

In connection with these warrants, the Company recognized a loss on the change in fair value of warrant liability of $1,616,215, during the year ended December 31, 2016. In connection with the conversion feature, the Company recognized a loss on the change in fair value of derivative liability of $13,947.

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

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE 10 – CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2016, we issued convertible promissory notes to unaffiliated third parties. The net proceeds from these transactions were used for general working capital purposes. The debt discounts and deferred financing costs on the convertible promissory notes are amortized on a straight-line basis, which approximates the effective interest rate method, over the term of the note, and this amortization is included in interest expense in our consolidated statements of operations.

The following table summarizes our convertible promissory notes outstanding as of March 31, 2017 and December 31, 2016:

Issue Date	Holder	Security	Maturity Date	Interest Rate	Base Conversion Rate	March 31, 2017	December 31, 2016

12/28/16	Tangiers Investment Group	Unsecured	7/08/17	10%	$1.00 through maturity; 55% of lowest closing price thereafter	$35,000	$5,000

8/10/16	JSJ Investments	Unsecured	5/10/17	12%	$0.20 during first 180 days; 45% of lowest closing price thereafter	—	125,000
				Less unamortized Discount		(18,047)	(34,453)
						$16,953	$125,547

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

In accordance with U.S. GAAP, our derivative liabilities are recorded at fair value on the date of issuance and subsequently remeasured to fair value each reporting period with any change in fair value being recognized as gain (loss) on derivative liabilities in our consolidated statement of operations. See Note 8.

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the three months ended March 31, 2017 and year ended December 31, 2016 we recognized $0.0 and $32,400 amortization of deferred financing costs, respectively. This amount is included in interest expense in our consolidated statements of operations.

The aggregate fair value of the derivative liabilities applicable to our convertible notes on the dates of issuance was $557,000 for the convertible notes issued during the year ended December 31, 2016, and was recorded as derivative liabilities on our consolidated balance sheets. The related BCF debt discount was recorded as a reduction to our convertible notes payable on our consolidated balance sheets. During the three months ended March 31, 2017 and the year ended December 31, 2016 we recognized $0.0 and $267,258, respectively, of amortization related to the convertible notes and recorded this amount as amortization of debt discount in our consolidated statements of operations.

We recognized $18,214 and $35,719 of interest expense applicable to our convertible notes during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. Interest expense applicable to our convertible notes during the three months ended March 31, 2017 and the year ended December 31, 2016 included $16,406 and $547, respectively, of straight-line accretion of our debt discount.

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

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The notes were not paid prior to the maturity date of December 30, 2016. As a result, the notes became convertible effective December 31, 2016. Derivative liabilities in the aggregate amount of $557,000 were recorded upon these notes becoming convertible. The notes, along with their accrued interest, were converted into 497,296 shares of the Company's common stock on December 31, 2016, and the value of the derivative liabilities were extinguished to common stock.

JSJ Convertible Note

On August 10, 2016, we borrowed $125,000 from JSJ Investments and used the proceeds for working capital purposes. The loan, together with interest at 12% per year, is payable on May 10, 2017. We can prepay the loan at any time. If the loan is repaid on or before October 16, the principal amount which is being repaid will increase by 25%. If the loan is repaid on or before October 16, 2016 through February 12, 2016, the principal amount which is being repaid will increase by 30%. Thereafter, the note may be repaid only upon written consent from JSJ, and the principal amount that is being repaid will increase by 30%. At any time after the date of the note, JSJ is entitled to convert all of the outstanding and unpaid principal in to shares of our common stock. Until February 12, 2017, the conversion price is $0.20 per share, and thereafter, the conversion price will be at a 45% discount to the lowest closing price of our common stock for the ten trading days preceding the conversion date. JSJ may not make any conversions that would result in the note holder holding more than 4.99% of our issued and outstanding common stock at any one time. If the notes are held through February 12, 2017, derivative accounting will apply upon the change to a variable conversion price. The note, along with the accrued interest, was converted into 379,100 shares of the Company's common stock on February 9, 2017.

Tangiers Convertible Note

In connection with an equity line agreement discussed in Note 19, the Company issued a promissory note to Tangiers for the principal sum of $35,000 as a commitment fee for the equity line. The note bears interest at 10% per year, is unsecured, and is due and payable on July 8, 2017. At the option of Tangiers, all or any part of the unpaid principal amount of the note may be converted into shares of the Company's common stock. The number of shares to be issued on any conversion will be determined by dividing the principal amount of the note to be converted by $1.00. If the note is not repaid or converted prior to maturity, the conversion price will change to 55% of the lowest closing bid price during the 20 days preceding the conversion date. If the note is held past maturity, derivative accounting will apply upon the change to a variable conversion price.

NOTE 11 – NOTES PAYABLE TO, ADVANCES FROM AND ACCRUED WAGES PAYABLE

TO OFFICERS AND DIRECTORS

Notes payable to and advance from officers and directors consisted of the following, at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Note payable to Earnie Blackmon, an officer and director	$246,321	$28,750
Note payable to Tony Verzura, an officer and director	51,087	28,750
Note payable to Chad Ruby, an officer and director	6,783	—
Accrued interest payable on notes payable to officers and directors	14,987	4,390
Advances to officers and directors	—	71,007
Accrued wages payable to officers and directors	234,250	42,695
	$553,425	$175,592

On April 6, 2016, we borrowed $25,000 from Ernest Blackmon and $25,000 from Tony Verzura and used the proceeds to repay principal and interest applicable on our $102,000 convertible promissory note dated October 12, 2015, to JSJ Investments Inc. The loans, together with interest at 12% per year, were payable on December 30, 2016. We could have prepaid the loans at any time. If the loans were repaid on or before September 30, 2016, the principal amount, which was being repaid, would increase by 10%. If the loans were repaid after September 30, 2016, the principal amount, which could have been repaid would have increased by 15%. As of December 31, 2016, the loans were not repaid, when they were due, per the terms of the notes, and thus, the principal balance of the notes was increased to $57,500 in the aggregate, with the addition to the principal balance charged to interest expense.

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the latter part of the year ended December 31, 2016, and continuing into the three month period ended March 31, 2017, Messrs. Blackmon, Verzura and Ruby, who are officers and directors of the Company, sold a portion of the shares of common stock they owned in the Company. They in turn used a substantial portion of the net after tax proceeds received from the sale of such shares to advance the Company $178,383 and $71,007, during the three months ended March 31, 2017 and the year ended December 31, 2016. Such funds were utilized by the Company to pay obligations and expenses, and were used to make advances in the amount of $135,971 to our equity method investment in an unconsolidated subsidiary, Caribbean Research & Development Company, Ltd, in Jamaica.  Total advances of $246,691 were converted to unsecured demand notes, with interest only, at a rate of 12.5% per annum.  The notes payable, plus accrued interest in the amount of $14,984, have been recorded in the consolidated balance sheet as a component of notes payable to, advances from and accrued wages for officers and directors.

In addition, the Company has recorded wages, plus applicable payroll taxes, payable to Messrs. Blackmon, Verzura and Ruby in the total amount of $234,250 for the three months ended March 31, 2015, which have been recorded in the consolidated balance sheet as a component of notes payable to and advances from officers and directors.

NOTE 12 – STOCKHOLDERS’ DEFICIT

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

Warrants:

The following table summarizes our share warrants outstanding as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants outstanding, beginning of period	1,449,779	$0.18	3,000,000	$12.00
Warrants issued to consultant	83,333	0.18	666,667	0.18
Warrants issued to consultant	8,000	1.25	—	—
Cashless issued upon conversion of Slainte note	—	—	1,746,674	—
Warrants exercised	—	—	(963,562)	—
Expired	—	—	(3,000,000)	—
Warrants outstanding, end of period	1,541,112	$0.19	1,449,779	$0.18
Warrants exercisable, end of period	1,541,112	$0.19	1,449,779	$0.18

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted-average remaining contractual life for warrants outstanding and exercisable at March 31, 2017, is 4.29 years, and the aggregate intrinsic value of warrants outstanding and exercisable at March 31, 2017 is $0.

The warrants issued during the three months ended March 31, 2017 and the year ended December 31, 2016 were valued utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

Stock price	$0.16 - $2.18
Exercise price	$0.18
Risk free interest rate	1.01% - 1.37%
Expected term (years)	5
Expected volatility	322% - 504%
Expected dividends	0%

2014 Equity Incentive Plan

On November 20, 2014, our board of directors approved our 2014 Stock Incentive Plan (the “Plan”) and the Plan became effective on November 19, 2015. The Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success. Our board of directors currently administers the Plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the Plan should be interpreted, whether to amend or terminate the Plan and whether to delegate administration of the Plan to a committee. A maximum of 4,000,000 common shares are subject to the Plan. The Plan provides for the grant of stock options, stock awards, restricted stock units and stock appreciation rights. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The Plan will terminate on November 20, 2024, unless the administrator terminates the Plan earlier. As of March 31, 2017, 3,400,000 common shares were available for issue under the Plan.

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

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We calculated the fair value of each option to be approximately $0.20 per option utilizing the Black Scholes option pricing model and the following assumptions on the date of valuation:

Stock price	$0.20
Exercise price	$0.20
Risk free interest rate	1.98%
Expected term (years)	10.0
Expected volatility	173%
Expected dividends	0%

At December 31, 2015, the fair value of these 3,080,000 options totaling $612,512, which was included in accrued expenses on our consolidated balance sheets, and on January 15, 2016, the option grant date, we increased common stock and decreased accrued expenses by this amount to account for the issuance of these options on that date.

The following table summarizes our stock options outstanding as of March 31, 2017 and December 31, 2016:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding at December 31, 2015	600,000	9.8	$0.70
Issued	3,080,000	10.0	$0.20
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding at December 31, 2016	3,680,000	8.9	$0.28
Stock options exercisable at December 31, 2016	3,600,000	8.9	$0.28

Stock options outstanding at December 31, 2016	3,680,000	8.9	$0.28
Issued	—	—	—
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding at March 31, 2017	3,680,000	8.6	$0.28
Stock options exercisable at March 31, 2017	3,680,000	8.6	$0.28

The weighted-average remaining contractual life for stock options outstanding and exercisable at March 31, 2017, is 8.6 years, and the aggregate intrinsic value of options outstanding and exercisable at March 31, 2017is $0.

NOTE 13 – SHARE-BASED COMPENSATION

Share-based Compensation

We recognize share-based compensation expense in cost of revenues, sales and marketing expenses, R&D expenses and general and administrative expenses based on the fair value of common shares issued for services. In addition, we accrue share-based compensation expense for estimated share-based awards earned during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively, under our 2014 Equity Incentive Plan. Share-based compensation expense for the three months ended March 31, 2017 and March 31, 2016 is, as follows:

	Three Months Ended March 31,
	2017	2016
Warrants issued for consulting services	$91,333	$46,382
Common stock issued for accounts payable and accrued expenses	43,676	—
Common stock issued for services	50,673	—
Common stock accrued for issuance as payment for services, not yet issued.	69,943	—
	$255,625	$46,382

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Of the $255,634 of share-based compensation for the three months ended March 31, 2017, $25,000 was reported as a reduction of accounts payable and accrued expenses pertaining to amounts owed at the beginning of the period and $18,667 was recognized as a loss on the extinguishment of debt during the three months ended March 31, 2017. Of the $814,000 of share-based compensation for the year ended December 31, 2016, $191,550 was reported as a reduction of accounts payable and accrued expenses pertaining to amounts owed as of the beginning of the year ended December 31, 2016, and $31,934 was recognized as a loss on the extinguishment of debt during the year ended December 31, 2016.

NOTE 14 – RELATED PARTY TRANSACTIONS

Blue River Inc.

In February 2015, Messrs. Blackmon and Verzura, who are officers and directors of our Company, formed Blue River Inc. (“Blue River”), a Colorado corporation that is a branding and marketing company that deals with the essential oils of cannabis and substitute products. On January 1, 2016, our wholly owned subsidiary, UCANN California Corporation (“UCANN CA”), entered into a five year consulting and intellectual property licensing arrangement with Blue River whereby UCANN CA will provide consulting services to Blue River at hourly rates and a non-exclusive license to our intellectual property for $5,000 per month. The arrangement can be terminated by either party by written agreement. For the three months ended March 31, 2017 and 2016, we did not recognized any consulting fee revenue under the terms of the consulting agreement. At March 31, 2017 and December 31, 2016, we owed Blue River $2,733 and $4,293, respectively, and included these amount in accounts payable in our consolidated balance sheets.

Advesa Corporation

Advesa Corporation (“Advesa”), a California corporation, was formed in September 2016, and is 100% owned by Mr. Verzura.  The Company entered into a memo of understanding in November 2016, under which we provide consulting services to Advesa, and Advesa assists our largest customer, who is located in California, produce our Prana biomedical line of products under a licensing agreement with that California customer.  During the three months ended March 31, 2017 and the year ended December 31, 2016, we advanced Advesa approximately $450 and  $20,499, respectively,  and included these amount in due from related parties in our consolidated balance sheets.

Amounts due to and from related parties consist of:

	March 31, 2017	December 31, 2016
Blue River – reported on the balance sheet in accounts payable	$(2,733)	$(4,293)
Advesa – reported on the balance sheet in due from related parties	22,224	21,755
Total	$19,491	$17,462

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

Legal Proceedings

There have been no material developments in legal proceedings in which we are involved, as of the date of the issuance of these financial statements.

UNITED CANNABIS CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 16 – SUBSEQUENT EVENTS

Financing Agreement

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

The equity line agreement has a term of 36 months, which will begin on the effective date of the registration statement, which the Company has agreed to file with the Securities and Exchange Commission so that the shares of common stock to be sold to Tangiers may be sold in the public market. The Company issued a promissory note to Tangiers for the principal sum of $35,000 as a commitment fee for the equity line. The note bears interest at 10% per year, is unsecured, and is due and payable on July 8, 2017. The note is recorded on our consolidated balance sheet at March 31, 2017 in the amount of $35,000, net of a discount of $16,953. At the option of Tangiers, all or any part of the unpaid principal amount of the note may be converted into shares of the Company’s common stock. The number of shares to be issued on any conversion will be determined by dividing the principal amount of the note to be converted by $1.00.

On April 27, 2017, the Securities and Exchange Commission declared the S-1 effective that we filed in conjunction with the equity line of credit agreement, and we subsequently delivered two (2) put notices to Tangiers. In response to the put notices, we received $186,998, and issued 226,639 shares of our common stock to Tangiers, on May 4, 2017, and we are scheduled to receive approximately $363,500, and issue approximately 353,000 shares of our common stock to Tangiers, on May 18, 2017, depending on the pricing of our common stock, under the terms of the equity line of credit agreement.

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

In early 2014 we decided to exit the medical spa management business and change our focus to creating unique products which can be used to treat a wide range of diseases that can be used by patients globally.  Our products are subject to all existing cannabis laws in the United States.

We own intellectual property relating to the legalized growth, production, manufacture, marketing, management, utilization and distribution of medical and recreational cannabis and cannabis infused products. We have entered into what we believe are significant agreements with partners outside of Colorado, where we have agreed to provide intellectual property and consulting services. We also have formalized strategic relationships with four other businesses in the cannabis industry.

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

Our short term plan involves licensing the technology associated with our products to companies which are licensed to grow and sell medical cannabis in states where medical cannabis is legal.  As of September 30, 2016 we had signed license agreements with two companies.

Our long term plan is to perform clinical trials on the most promising products in our product line that are currently being manufactured by a licensee in California. We presently intend to perform our phase I clinical trials at the West Indies University in Jamaica.   We will fund the initial clinical trials by drawing down funds from our $10,000,000 equity line of credit, licensing our Prana product line to manufacturers in all legal territories in the United States, and with revenue received for providing technical, financial and licensing consulting services. After our phase 1 clinical trials are complete, we plan on partnering with companies that have expertise in global pharmaceutical distribution and research for phase II and III clinical trials in the United States.

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended March 31, 2017, as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenues	D	A decrease in licensing fees due to a decrease in the amount of our licensed products sold by our licensees.
Gross profit, as a % of revenue	D	Gross profit, as a percentage of revenue, decreased due to higher labor costs and increases in raw material costs, which are components in determining the net amount of our licensing fees.
Marketing, advertising and new business development	I	Slight increase due to slightly greater costs incurred during the three months ended March 31, 2017.
Research and development	I	Increased due to the acquisition of raw materials, labor costs associated with extraction, and the production costs of ingredients for potentially new lines of products to be licensed to customers.
Legal, accounting , consulting and public reporting	I

Increased due, for the most part, to additional legal, audit and accounting fees for the filing with the Securities and Exchange Commission of a Form S-1 to register shares associated with our equity line of credit from Tangiers Global incurred during the three months ended March 31, 2017, as compared to the same period last year.

General and Administrative expenses	I	Increased due to increased salaries for officers and directors, and additional costs associated with implementing an Advisory Board during the three months ended March 31, 2017.

The factors that will most significantly affect future operating results will be:

•	Regulatory changes in different territories in the United States.
•	Political party influence and what party(s) will gain control of the United States.
•	Rescheduling of cannabis by the DEA or congress.

Capital Resources and Liquidity

Our material sources and (uses) of cash during the three months ended March 31, 2017 and 2016 were:

	2017	2016
Cash used in operations	$(109,800)	$(75,122)
Acquisition of equipment for and improvements to cultivation facility	(90,596)	—
Acquisition of laboratory equipment	(39,944)	—
Advances from officers and directors	173,383	—
Loan Payments	—	(15,000)

General

Other than the repayment of our notes and convertible notes, we presently have no material capital commitments for the twelve months ending March 31, 2018.

Other than as disclosed above, we do not know of any:

•	trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or
•	any significant changes in our expected sources and uses of cash.

During the next twelve months, we anticipate that we will incur approximately $832,000 of sales, marketing, research and development, clinical trial, legal, accounting, consulting and public reporting, and general and administrative expenses. We will rely, for the most part, on proceeds from the sale of our common stock to Tangiers Global under terms of our equity line of credit, and continued licensing fees to fund our research and development, clinical trials, legal, accounting, consulting and public reporting, and general operations for the next twelve months. However, we may have to obtain additional funding to fully fund our business plans over the next twelve months. We may not be able to obtain additional funding in addition to our equity line of credit on terms that are favorable to us, or at all, and thus might not have sufficient funding to continue our operations, or if we do receive funding, to generate adequate revenues in the future or to operate profitably. These conditions raise substantial doubt about our ability to continue as a going concern.

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

ITEM 4.

CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of March 31, 2017 our disclosure controls and procedures were effective.

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

UNITED CANNABIS CORPORATION

May 15, 2017	By:	/s/ Earnest Blackmon
Earnest Blackmon
Principal Executive and Financial Officer