Form 10-Q
period 2017-06-30
United Cannabis Corp
filed 2017-08-14
CIK 1436161

ibb

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of August 10, 2017, the registrant had 53,745,906 shares of common stock outstanding.

UNITED CANNABIS CORPORATION

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$592,320	$112,621
Account receivable, net	—	24,484
Due from related parties	7,190	26,775
Total current assets	599,510	163,880
Outdoor cultivation facility and laboratory equipment, net of accumulated depreciation of $12,079 and $0.0 at June 30, 2017 and December 31, 2016, respectively	292,113	—
Intangible assets	116,195	32,273
Investments in non-marketable securities	200,000	—
Equity method investments	—	88,000
Goodwill	106,873	—
Total assets	$1,314,691	$284,153

LIABILITIES AND STOCKHOLERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable	$82,835	$25,048
Accrued expenses	22,500	50,875
Current portion of deferred revenue	180,000	180,000
Advances from and accrued wages of officers and directors	513,786	175,592
Subscription to purchase common shares of a related entity, Prana Therapeutics	150,000	—
Equipment note payable to related party	57,909	—
Convertible notes payable	—	125,547
Total current liabilities	1,007,030	557,062
Deferred revenue, net of current portion	113,750	203,750
Total liabilities	1,120,780	760,812

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, no par value: 10,000,000 authorized; none issued and outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized; 53,745,906 and 50,650,994 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	12,650,898	8,885,674
Accumulated deficit	(12,276,882)	(9,362,333)
Total equity (deficit) attributable to stockholders’ of the Company	374,016	(476,659)
Non-controlling interest (deficit) in fifty percent owned subsidiary	(180,105)	—
Total stockholders’ equity (deficit)	193,911	(476,659)
Total liabilities and stockholders’ equity (deficit)	$1,314,691	$284,153

See accompanying notes to the unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Revenues, non-affiliated	$30,381	$197,306	220,058	$442,696
Revenues, affiliate	133,752	—	133,752	—
Total revenues	164,133	197,306	353,810	442,696
Cost of revenues	(90,950)	(83,714)	(212,001)	(183,737)
Gross Profit	73,183	113,592	141,809	258,959
Operating expenses
Marketing, advertising and new business development	39,373	—	92,765	48,692
Research and development	4,235	13,361	49,395	13,361
Legal, accounting, consulting and public reporting	215,386	33,226	456,200	134,737
General and administrative	1,933,191	174,704	2,182,051	232,671
	2,192,185	221,291	2,780,411	429,461
Loss from operations	(2,119,002)	(107,699)	(2,638,602)	(170,502)
Other income and costs and expenses
Gain (loss) on derivative liabilities	—	154,318	—	(838)
Loss on extinguishment of debt	—	(46,284)	(267,567)	(130,423)
Interest expense	(18,864)	(56,813)	(47,673)	(113,394)
Amortization of debt discount	—	(87,091)	—	(266,711)
Gain on conversion of a portion of convertible notes	—	15,490	—	15,490
Loss on settlement of dispute	(122,139)	—	(122,139)	—
Loss before provision for taxes on income	(2,260,005)	(128,079)	(3,075,981)	(666,378)
Provision for taxes on income	—	—	—	—
Net Income (Loss)	(2,260,005)	$(128,079)	(3,075,981)	(666,378)
Loss attributable to non-controlling interests	161,232	—	161,232	—
Net (Loss) attributable to common shareholders	$(2,098,773)	$(128,079)	$(2,914,749)	$(666,378)

Basic loss per common share	$(0.043)	$(0.003)	$(0.060)	$(0.015)
Basic and fully diluted weighted average number of shares outstanding	52,230,430	45,016,054	51,604,623	44,997,718

See accompanying notes to the unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,075,981)	$(666,378)
Increase in collection reserve	—	19,460
Amortization of debt discount to interest expense	34,453	266,711
Amortization of deferred financing costs	—	32,400
Depreciation	12,079	—
Non-cash interest expense	1,809	—
Share-based compensation	2,025,369	84,380
Loss on revaluation of derivative liability	—	33,466
Loss on extinguishment of debt	248,892	—
Loss on settlement of dispute	102,139
Loss on warrants to cure debt default	—	92,004
Loss on modification of note payable	—	133,077
Gain on payoff of convertible note	—	(156,531)
Gain on conversion of a portion of a convertible note	—	(15,490)
Increase in net assets in connection with acquisition of fifty percent owned subsidiary	(37,546)	—
Decrease in deferred revenue	(90,000)	(90,000)
Accrued wages payable to officers and directors	318,407	—
Changes in operating assets and liabilities
Accounts receivable	24,484	18,833
Amounts due from related parties	19,584
Prepaid expenses	—	56,341
Accounts payable and accrued expenses	42,287	82,028
Net cash used in operating activities	(374,024)	(109,699)

Investing activities:
Purchase equipment for and improvements to cultivation facility	(246,283)	—
Purchase of intangible assets	(83,922)	—
Return of deposit	(32,500)	—
Purchase of non-marketable securities	(50,000)	—
Net cash used in investing activities	(412,705)	—

Cash flow from financing activities:
Proceeds from issuance of common stock	1,056,142	—
Proceeds from convertible notes	—	156,978
Advances from officers and directors	245,286	52,500
Repayment of convertible debt and notes payable	—	(183,978)
Payment on notes payable	(35,000)	(25,000)
Net cash provided by financing activities	1,266,428	500

Net increase (decrease) in cash	479,699	(109,199)
Cash and equivalents, beginning of period	112,621	118,420
Cash and equivalents, end of period	$592,320	$9,221

See accompanying notes to the unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental cash flow disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Issuance of stock options in exchange for accrued wages payable to officers and directors	$—	$612,512
Exercise of stock option for 1,000,000 of common stock in exchange for notes payable to an officer and director	$200,000
Subscription to purchase common stock of a related entity - Prana Therapeutics, Inc.	$150,000
Decrease in non-marketable securities due to the exchange of 1,100,000 shares of common stock of WeedMD	$—	$(190,150)
Reduction of notes payable due to assumption of note payable to WeedMD by unrelated third party in exchange for the exchange of 1,100,000 shares of common stock of WeedMD	$—	$175,000
Acquisition from and leaseback to of equipment to related party	$57,909
Reduction of discount on notes due to revaluation of derivatives	$—	$6,082
Accounts payable exchanged for note payable	$—	$30,000

See accompanying notes to the unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

As of June 30, 2017, 28 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of California, Colorado, Washington, Nevada, Oregon, Alaska and the District of Columbia approved ballot measures to legalize cannabis for adult recreational use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana. However, there is no guarantee that the current administration will not change its stated policy regarding the low-priority enforcement of federal laws, or that any future administration would not change this policy and decide to enforce the federal laws vigorously. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - We prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2016.

Principles of Consolidation – Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries UCANN California Corporation, UC Colorado Corporation and UC Oregon Corporation, and the fifty percent owned subsidiary Cannabis Research & Development Company Limited (“CRD”). All intercompany accounts and transactions have been eliminated. Our consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). At March 31, 2017, we concluded that we had established a variable interest entity relationship with CRD, because we are the primary beneficiary, in accordance with GAAP. As a result, we elected to consolidate the assets and liabilities of CRD in our consolidated balance sheet at June 30, 2017.

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

We make our estimates of the ultimate outcome for these items based on historical trends and other information available when our condensed consolidated financial statements are prepared. We recognize changes in estimates in accordance with the accounting rules for the estimates, which are typically in the period when new information becomes available. We believe that our significant estimates, assumptions and judgments are reasonable, based upon information available at the time they were made. Our actual results could differ from these estimates, making it possible that a change in these estimates could occur in the near term.

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

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at June 30, 2017, approximates their fair values based on our incremental borrowing rates.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the six months June, 2017 and the year ended December 31, 2016.

Cash and Cash Equivalents - We consider investments with original maturities of 90 days or less to be cash equivalents. Because of current banking regulations, marijuana centric entities are not afforded normal banking privileges, and thus, we have not been able to consistently have access to the federal banking system. Thus, at the beginning of 2016, the Company entered into an agreement with our Chief Executive Officer to hold cash funds in his personal bank account, on an as-need basis, in trust for the Company. Under the terms of our trust agreement with our Chief Executive Officer, he agreed to hold our cash in his personal bank account, and to make payments of our funds only for our business purposes, and to allow daily access to the bank account for ongoing oversight of his fiduciary responsibility to the Company. Additionally, the trust agreement requires that the Chief Executive Officer make copies available to our accounting staff of all transactions applicable to our operations, on a weekly, or as requested basis. There is cash deposits in the personal bank accounts of the Chief Executive Officer held in trust for us in the amount of $4,158 at June 30, 2017 and at December 31, 2016.

Accounts Receivable – Our accounts receivable consists primarily of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. We determine our allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition and credit history, and current economic conditions. Our allowance for doubtful accounts was $0.0 and $4,340 as of June 30, 2017 and December 31, 2016, respectively.

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

Long-Lived Assets –In accordance with the FASB Accounting Standards Codification (“ASC”) 350, we regularly review the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and other long-lived assets may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows.

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

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Goodwill - Our goodwill, which consists of our interest in a fifty percent owned subsidiary, Cannabinoid Research & Development Company Limited, is not amortized, but is evaluated for impairment annually, or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash ﬂows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants.

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

Revenue for services with a payment in the form of stock, warrants or other financial assets is recognized when the services are performed. The value of revenue paid with warrants is measured using the Black-Scholes-Merton pricing model. Revenue from product sales, including delivery fees, is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred and collectability is reasonably assured.

Revenue Recognition – Affiliate – We have licensed our Prana products to Advesa, Inc. (“Advesa”), which is 100% owned by one of our major shareholders. Advesa has an exclusive right for five (5) consecutive one (1) year periods to sell our Prana products in certain cities in the state of California. In consideration for the exclusive license granted to Advesa under the agreement, Advesa is obligated to pay us a royalty on all Prana products sold by Advesa equal to the sale price of the Prana products, minus the cost of goods sold (computed without regard to depreciation, amortization, other non-cash items or allocation of overhead, general and administrative expenses or similar items) (the “Prana Royalty”). In addition thereto, Advesa shall pay to us a management fee of five percent (5%) of all Advesa gross revenue minus the Prana Royalty. We recognize revenue on all Prana sales consistent with the criteria described above for all sales in accordance with ASC 605, Revenue Recognition.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

Commitments and Contingencies - Certain conditions may exist as of the date our condensed consolidated financial statements are issued which may result in a loss but which will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of the legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive:

	Six Months Ended June 30,		Three Months Ended June 30
	2017	2016	2017	2016
Warrants to purchase common stock	766,000	1,431,874	766,000	708,334
Cashless warrants not converted to common stock	783,112	—	783,112	—
Stock options	6,580,000	3,680,000	3,680,000	3,680,000
	8,129,112	5,113,874	5,229,112	4,388,334

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income. During the three and the six months ended June 30, 2017 and 2016, we did not have any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.

Segment Reporting – UCANN operates as one segment.

Concentration of Credit Risk - Financial instruments that potentially subject us to credit risk consist of cash. Because of our perceived association with the marijuana industry, we are not always able to maintain our cash with high credit quality financial institutions; and at times, cash is held by our employees, under the terms of trust agreements, and, as a result, these balances are not insured by the FDIC.

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

Percentage of Revenue:

	Six Months Ended June 30,
	2017	2016
Customer A	50%	51%
Customer B	49%	26%
Customer C	1%	17%

Percentage of Accounts Receivable:

	Six Months Ended June 30,
	2017	2016
Customer A	—	68%
Customer B	—	30%
Customer C	—	21%

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

NOTE 3 – GOING CONCERN

Our condensed consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the six months ended June 30, 2017, we incurred losses of $3,075,981 and used cash of $374,024 in our operating activities. At June 30, 2017, we had a working capital deficit of $607,520 and an accumulated deficit of $12,276,882. We have an equity line of credit funding agreement for providing equity capital for up to $10,000,000 of funding through the purchase of shares of our common stock. During the term of the agreement, the Company may deliver a put notice to the financier, which will specify the number of shares which we will sell to the financier. As of June 30, 2017, we have received $1,056,142, under the terms of the equity line of credit agreement. However, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, to able to draw funds from our equity line of funding agreement. There is no assurance that these events will be satisfactorily completed.

NOTE 4 – RECEIVABLE FROM AND EQUIPMENT NOTE PAYABLE TO RELATED PARTY

On April 20, 2015, we advanced Cannabinoid Research & Development, Limited (“CRD”) $5,000 and included this amount in due from related parties. At March 31, 2017, we concluded that we had established a variable interest entity relationship with CRD, because we are the primary beneficiary, in accordance with GAAP. As a result, we elected to consolidate the assets and liabilities of CRD in our consolidated balance sheet at March 31, 2017. Thus, at June 30, 2017, the $5,000 advance to CRD is eliminated upon the consolidation of the assets and liabilities of CRD for financial statement reporting purposes.

In the normal course of business, we make non-interest bearing advances to Advesa, Inc. (“Advesa’), which is 100% owned by one of our officers and directors. Such advances are used by Advesa to purchase equipment and to cover the cost of their operations.

Amounts due from related parties consist of:

	June 30,	December 31,
	2017	2016
Advesa, Inc.	$7,190	$21,755
Cannabinoid Research & Development, Limited	—	5,000
	$7,190	$26,755

We purchased certain laboratory equipment from Advesa at an amount equal to their cost of the equipment, and subsequently leased the laboratory equipment back to them for a 36 month period. The equipment note is payable over 36 months at an interest rate of $7.5%. We have prepaid the equipment note, as of June 30, 2017, and the equipment note was paid in full on August 1, 2017.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 5 – INVESTMENTS IN NON-MARKETABLE EQUITY SECURITIES

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

On March 24, 2017, an unrelated third party agreed to assume all of our obligations, including accrued and unpaid interest, pursuant to the terms of a $175,000 note payable we owed to WeedMD, in consideration for the transfer by us of 1,100,000 shares of the common stock of WMD to the unrelated third party. WMD consented to the assumption of the loan by the unrelated third party, and released us from any further liability with respect to the loan. After the exchange of the 1,100,000 shares of common stock of WMD to the unrelated third party, we own 87,500 shares of common stock of WMD, and reduced our investment in none-marketable equity securities to $15,125. Because of the difficulty in validating a fair market value for our investment in WMD, we elected to write-off such carrying value as a charge to other income and expenses in our consolidated statements of operations in the amount of $15,125, in the year ended December 31, 2016.

On June 8, 2017, we entered into an agreement to subscribe to purchase 400,000 shares of Prana Therapeutics, Inc. (“Prana”), in a private offering of their common shares, for a total consideration of $200,000 (“Subscription Agreement’). In accordance with the terms of the Subscription Agreement, we paid Prana $50,000, upon execution of the Subscription Agreement, and committed to remit $50,000 to Prana on September 30, 2017, December 31, 2017 and March 31, 2018, respectively. Subsequently, on July 14, 2017, we completed an exchange agreement with Prana, wherein we exchanged 5,600,000 shares of our common stock for an equal amount of Prana shares of common stock resulting in our Company owning approximately 95% of Prana; see Note 16 – Subsequent Events.

NOTE 6 – INTANGIBLES

Our intangible assets are comprised of provisional patent applications and applications for a design mark and trademarks. Our intangible assets will be amortized on a straight-line basis over estimated useful lives of 20 years for patents and 10 years for design marks and trademarks, once the applications are approved. Costs associated with applications that are not approved will be expensed in the period that the application is rejected or abandoned.

NOTE 7 – EQUITY METHOD INVESTMENTS

On August 15, 2014, we acquired a 50% interest in Cannabinoid Research & Development Company Limited (“CRD”), a Jamaican company, in exchange 40,000 shares of our common stock valued at $88,000 based on the previous day’s closing price of our stock. We also committed to provide expertise on design-build, genetics, cultivation, production, processing, productizing, labeling, packaging, marketing, branding and distribution of products, as well as use of our intellectual property in the operations of CRD. We accounted for this $88,000 as an equity method investment on our condensed consolidated balance sheets at December 31, 2016.

At March 31, 2017, it was concluded that we had established a variable interest entity relationship with CRD, because we are the primary beneficiary, in accordance with GAAP. As a result, we elected to consolidate the assets and liabilities of CRD in our consolidated balance sheet at March 31, 2017 and June 30, 2017.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 8 – ACCRUED EXPENSES

Our accrued expenses consist of:

	June 30, 2017	December 31, 2016
Accrued consulting fees	$22,500	$45,000
Accrued interest expense	—	5,875
	$22,500	$50,875

On May 6, 2014, we entered into a consultancy agreement with two third party consultants that had a nine month term, which could be renewed and/or extended by mutual agreement. The agreement provided for a $50,000 payment at signing, which has been paid, and for three more $50,000 payments (a total of $200,000) and the issuance of 100,000 shares of our common stock upon the achievement of certain goals, as set forth in appendix II of the agreement. During the year ended December 31, 2014 we recognized $160,000 of expense applicable to this agreement. At December 31, 2015, the project was approximately 80% complete and $110,000 is included in accrued expenses on our consolidated balance sheet at that date. On December 7, 2016, upon mutual agreement, the consultancy agreement was deemed to be abandoned, because the project was not completed. In turn, one of the consultants, Dr. Brent Reynolds, has been performing other services for the Company during the year ended December 31, 2016, and has agreed to join our Board of Advisors. Dr Reynolds is currently a professor in the Department of Neurosurgery at the University of Florida, College of Medicine, where his lab focuses on the application of natural products for treating diseases and dysfunction of the nervous system. In recognition of his services to the Company during the year ended December 31, 2016, and as an inducement to join our Board of Advisors, he was issued 100,000 shares of our common stock for such services, and the fair market value of these shares in the amount of $163,783 was charged to common stock on the consolidated balance sheet at December 31, 2016, and the residual amount of $53,783 was recognized as a loss on the extinguishment of a debt in our consolidated statement of operations

As described more fully in Note 16 – Subsequent Events, on July 14, 2017, we completed the acquisition of Prana Therapeutics, Inc. (“Prana”), a company in which Dr. Reynolds was a 46.5% equity owner, at the time during which the consulting agreement was commenced.

NOTE 9 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

We did not have any liabilities carried at fair value measured on a recurring basis as of June 30, 2017 or at December 31, 2016.

Derivative Liabilities

We valued our derivative liabilities related to warrants and embedded conversion features applicable to our borrowings under our convertible notes payable (see Notes 10 and 11 below) and accrued interest payable thereon in accordance with fair value measurement guidelines. For the six months ended June 30, 2017 and the year ended December 31, 2016, the following table reconciles the beginning and ending balances for our financial instruments that are carried at fair value measured on a recurring basis:

Derivative liabilities as of December 31, 2015	$383,581
Additions to derivative liabilities for convertible debt conversion features	557,000
Additions for modifications of note payable to Sláinte Ventures	686,612
Reductions due to conversions or repayments of convertible debt	(3,317,986)
Loss on revaluation of derivative liabilities during the year	1,690,793
Derivative liabilities as of December 31, 2016	—
Changes to derivative liabilities	—
Derivative liabilities at June 30, 2017	$—

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

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 10 – DEFERRED REVENUE

Our deferred revenue consists of:

	June 30, 2017	December 31, 2016
Deferred revenue - WeedMD	293,750	$383,750
Less - current portion	(180,000)	(180,000)
Deferred revenue, net of current portion	113,750	$203,750

As described in Note 4 above, on June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue, and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three year estimate of the service period involved. Based consultations with WMD, we expect to deliver the remaining consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four year period January 1, 2016 through December 31, 2018. Accordingly, we are now recognizing $15,000 of deferred revenue per month, and thus, during the three and six month periods ending June 30 and June 30 2017 and 2016, we recognized a total of $45,000 and $90,000 of revenue applicable to this arrangement, respectively. At June 30, 2017, we expect to recognize $180,000 of the remaining $293,750 WMD deferred revenue during the next twelve months and accordingly, we have classified the $180,000 as a current liability on our condensed consolidated balance sheets.

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

NOTE 11 – NOTES PAYABLE

We do not owe any notes payable at June 30, 2017 or December 31, 2016.

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

On December 18, 2014, we issued a $600,000 unsecured promissory note bearing interest at 12% to an unrelated third party, Sláinte Ventures, LLC. The principal and accrued interest are due on the earlier of December 17, 2016, or upon the closing of certain capital raising transactions as described in the note. The default rate of interest under the note was 18%.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

On March 16, 2016, we entered into an agreement with Sláinte whereby Sláinte waived default, amended the terms and extended the maturity date of the Sláinte Note until December 17, 2016, and agreed to accept a warrant in lieu of interest due on the loan. The warrant allowed Sláinte to purchase 416,667 shares of our common stock; plus that number of shares of our common stock equal in number to (i) the product of the then-applicable interest rate under the Sláinte Note and the amount of principal outstanding on the Note, calculated on a daily basis and paid for actual days elapsed, during the period beginning on December 18, 2016, and ending on the date on which the Note is paid in full, divided by (ii) $0.18; plus that number of shares of our common stock equal in number to (i) the product of 0.02 and the sum of the amount of principal and interest outstanding on the Note on the first day of each calendar month, beginning with February 1, 2017, divided by (ii) $0.18. The warrant was exercisable at a price of $0.18 per share, subject to adjustment in the event of stock splits, the sale of our shares of common stock at a price below $0.18 per share or the sale of equity securities with a conversion price of less than $0.18 per share. The warrant could be exercised at any time during the five year period following the full repayment of the loan; the exercise price could be paid in cash or through a cashless exercise feature; and the warrant granted certain registration rights to Sláinte applicable to all shares of our common stock owned or controlled by Sláinte, including shares issued upon exercise of the warrant. In addition, Sláinte granted us a put option, exercisable upon repayment of the loan prior to December 17, 2016, that required Sláinte to purchase from us, for $100,000, that number of shares of our common stock equal in number to (i) $100,000 divided by (ii) the product of 80% and the average price of our common stock for the 30 trading days immediately prior to the date the put option was exercised.

Due to the fair value of the warrants issued and conversion feature added in connection with the amended note agreements, the modifications were considered substantial (i.e. greater than 10% of the carrying value of the debt). As a result, an extinguishment of debt was deemed to have occurred, resulting in the recognition of extinguishment losses totaling $674,666.

Following the amendment in November 2016, Sláinte converted the entire principal amount of the note into 594,540 shares of the Company's common stock. Sláinte also exercised the warrants through the cashless exercise feature resulting in the issuance of 1,330,007 shares of the Company's common stock. Sláinte also purchased 104,939 shares of the Company's common stock for $100,000 in connection with the Company's exercise of the put option.

These warrants were accounted for as a liability under ASC 815. The Company assesses the fair value of the warrants quarterly based on the Black-Scholes pricing model. See below for variables used in assessing the fair value.

	Warrants December 31, 2016	Conversion Feature December 31 2016
Expected life (years)	4.29 - 5.0	1.09 - 1.13
Risk-free interest rate	1.01% - 1.90%	0.78% - 0.79%
Expected volatility	214% - 227%	200% - 203%

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 12 – CONVERTIBLE NOTES PAYABLE

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

The following table summarizes our convertible promissory notes outstanding, as of June 30, 2017 and December 31, 2016:

Issue Date	Holder	Security	Maturity Date	Interest Rate	Base Conversion Rate	June 30, 2017	December 31, 2016

12/28/16	Tangiers Investment Group	Unsecured	7/08/17	10%	$1.00 through maturity; 55% of lowest closing price thereafter	$—	$35,000

8/10/16	JSJ Investments	Unsecured	5/10/17	12%	$0.20 during first 180 days; 45% of lowest closing price thereafter	—	125,000
				Less unamortized Discount		—	(34,453)
						$—	$125,547

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

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

During the three months and six months ended June 30, 2017, we recognized $16,406 and $30,453 amortization of deferred financing costs, respectively. This amount is included in interest expense in our consolidated statements of operations.

The aggregate fair value of the derivative liabilities applicable to our convertible notes on the dates of issuance was $557,000 for the convertible notes issued during the year ended December 31, 2016, and was recorded as derivative liabilities on our consolidated balance sheets. The related BCF debt discount was recorded as a reduction to our convertible notes payable on our consolidated balance sheets. Since we had no derivative liabilities recorded at December 31, 2017, we recognized no amortization of derivative liabilities during the three months and six months ended June 30, 2017, respectively.

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

Should we default on a conversion or repayment of a convertible note, the note, accrued interest and default penalties and fees are immediately due and payable. The minimum default penalty amount ranges from 25% to 50% (or more, under certain circumstances) times the then outstanding principal and unpaid interest. During the year ended December 31, 2016, two of these notes in the aggregate principal balance of $161,000 were repaid. The $220,000 note dated December 9, 2015 from Tangiers Investment Group, LLC was converted in full into a total of 2,843,698 shares of our common stock at various dates during the year ended December 31, 2016.

Sláinte Convertible Notes

On March 30, 2016, we borrowed $81,978, from Sláinte Ventures and used the proceeds to repay principal and accrued interest applicable to our $59,000 convertible promissory note dated October 6, 2015, to Vis Vires Group, Inc. On April 6, 2016, we borrowed an additional $75,000 from Sláinte Ventures and used the proceeds, along with $52,500 of advances to the Company by officers and directors of the Company, to repay principal and accrued interest applicable to our $102,000 convertible promissory note, dated October 12, 2015, to JSJ Investments, Inc. On July 5, 2016, we borrowed $50,000 from Sláinte Ventures and used the proceeds for working capital purposes. These loans, together with interest at 12% per year, are payable on December 30, 2016. We can prepay the loans at any time. If the loans are repaid on or before September 30, 2016, the principal amount which is being repaid will increase by 10%. If the loans are repaid after September 30, 2016, the principal amount which is being repaid will increase by 15%. The amount of the principal increase may be paid with shares of our common stock. The number of shares to be issued for such purpose will be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the prepayment date. The original principal of the loan was not convertible prior to maturity. If the loans were not paid when due, then at any time between the maturity date and January 10, 2017, Sláinte may convert the outstanding principal and interest on the loan into shares of our common stock. The number of shares to be issued on conversion was to be determined by dividing the average closing price of our common stock (which in no case can be greater than $0.45) for the ten trading days preceding the conversion date by the outstanding principal and interest on the loan on the conversion date.

The notes were not paid prior to the maturity date of December 30, 2016. As a result, the notes became convertible effective December 31, 2016. Derivative liabilities in the aggregate amount of $557,000 were recorded upon these notes becoming convertible. The notes, along with their accrued interest, were converted into 497,296 shares of our common stock on December 31, 2016, and the value of the derivative liabilities were extinguished to common stock.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

JSJ Convertible Note

On August 10, 2016, we borrowed $125,000 from JSJ Investments and used the proceeds for working capital purposes. The loan, together with interest at 12% per year, is payable on May 10, 2017. We can prepay the loan at any time. If the loan is repaid on or before October 16, the principal amount which is being repaid will increase by 25%. If the loan is repaid on or before October 16, 2016 through February 12, 2016, the principal amount which is being repaid will increase by 30%. Thereafter, the note may be repaid only upon written consent from JSJ, and the principal amount that is being repaid will increase by 30%. At any time after the date of the note, JSJ is entitled to convert all of the outstanding and unpaid principal in to shares of our common stock. Until February 12, 2017, the conversion price is $0.20 per share, and thereafter, the conversion price will be at a 45% discount to the lowest closing price of our common stock for the ten trading days preceding the conversion date. JSJ may not make any conversions that would result in the note holder holding more than 4.99% of our issued and outstanding common stock at any one time. If the notes are held through February 12, 2017, derivative accounting will apply upon the change to a variable conversion price. The note, along with the accrued interest, was converted into 379,100 shares of our common stock on February 9, 2017.

Tangiers Convertible Note

In connection with an equity line agreement discussed in Note 19, the Company issued a promissory note to Tangiers for the principal sum of $35,000 as a commitment fee for the equity line. The note bears interest at 10% per year, is unsecured, and is due and payable on July 8, 2017. At the option of Tangiers, all or any part of the unpaid principal amount of the note may be converted into shares of the Company's common stock. The number of shares to be issued on any conversion will be determined by dividing the principal amount of the note to be converted by $1.00. If the note is not repaid or converted prior to maturity, the conversion price will change to 55% of the lowest closing bid price during the 20 days preceding the conversion date. The note was paid in full on May 19, 2017.

NOTE 13 – STOCKHOLDERS’ EQUITY (DEFICIT)

Stock Options

On January 9, 2016, we awarded 200,000 stock options to each of Messrs. Blackmon, Verzura and Ruby under our 2014 Stock Incentive Plan. The options were fully vested at the time of grant and give the option holder the right to purchase shares of our common stock at $0.70 per share during the ten year term of the option.

We calculated the fair value of each option to be approximately $0.70 per option utilizing the Black Scholes option pricing model and the following assumptions on the date of valuation:

Stock price	$0.70
Exercise price	$0.70
Risk free interest rate	1.98%
Expected term (years)	10.0
Expected volatility	173%
Expected dividends	0%

At December 31, 2016, the fair value of these 600,000 options totaling $417,664 was included in accrued expenses on our condensed consolidated balance sheets and on January 9, 2016, the option grant date, we increased common stock and decreased accrued expenses by this amount to account for the issuance of these options on that date.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

We calculated the fair value of each option to be approximately $0.20 per option utilizing the Black Scholes option pricing model and the following assumptions on the date of valuation:

Stock price	$0.20
Exercise price	$.20
Risk free interest rate	1.98%
Expected term (years)	10.0
Expected volatility	173%
Expected dividends	0%

On May 31, 2017, we awarded 100,000 stock options to each of Messrs. Blackmon, Verzura, 100,000 stock options to a non-officer consultant, and 2,600,000 stock options to Mr. Ruby under our 2017 Stock Incentive Plan. The options were fully vested at the time of grant, and give the option holder the right to purchase shares of our common stock at $0.56 per share during the ten year term of the option.

We calculated the fair value of each option to be approximately $0.56 per option, based upon the day’s closing price of our common stock on the date of grant.

At December 31, 2016, the fair value of 3,080,000 options totaling $612,512, was included in accrued expenses on our condensed consolidated balance sheets, and on January 15, 2017, the option grant date, we increased common stock and decreased accrued expenses by this amount to account for the issuance of these options on that date.

The following table summarizes our stock options outstanding, as of June 30, 2017:

	Six Months Ended June 30, 2017
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Stock options outstanding, beginning of period	3,680,000	9.4	$0.26
Issued	2,900,000	10.0	0.56
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding, end of period	6,580,000	9.0	$0.40
Stock options exercisable, June 30, 2017	6,580,000	9.0	$0.40

Common Stock Issued In Exchange For Warrant Outstanding

On February 10, 2016, we issued 621,000 shares of our common stock valued at $987,390 based on the previous day’s closing price, to Typenex Co-Investment, LLC ("Typenex") in exchange for the return of Warrant #1 to Purchase Shares of Common Stock (the “Warrant”) that we issued to Typenex on August 13, 2014, as part of a financing arrangement. We calculated the fair value of the Warrant to be $218,788, or approximately $1.29 per underlying share, utilizing the Black Scholes option pricing model and the following assumptions on the date of valuation:

Stock price	$1.59
Exercise price	$3.00
Risk free interest rate	1.05%
Expected term (years)	2.6
Expected volatility	183%
Expected dividends	0%

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

The Warrant gave Typenex the right to purchase 170,044 shares of our common stock on the issuance date and provided for adjustments to the number of shares underlying the Warrant upon occurrence of certain events including subsequent sales of our common stock. Our repurchase of the Warrant resulted in Typenex forgoing its potential right to receive shares in excess of the original 170,044 shares underlying the Warrant on the original issuance date. On February 10, 2016, we recorded the $768,602 fair value of the common shares issued in excess of the $218,788 fair value of the Warrant reacquired as a loss on settlement of disputed terms of warrant in our condensed consolidated statements of operations and as an increase in common stock on our condensed consolidated balance sheets. On February 10, 2016, we cancelled the Warrant and recorded the $218,788 fair value as an increase to common stock.

Warrants:

The following table summarizes our share warrants outstanding as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants outstanding, beginning of period	1,449,779	$0.18	3,000,000	$12.00
Warrants issued to consultant	83,333	0.18	666,667	0.18
Warrants issued to consultant	8,000	1.25	—	—
Cashless issued upon conversion of Slainte note	—	—	1,746,674	—
Warrants exercised	—	—	(963,562)	—
Expired	—	—	(3,000,000)	—
Warrants outstanding, end of period	1,541,112	$0.19	1,449,779	$0.18
Warrants exercisable, end of period	1,541,112	$0.19	1,449,779	$0.18

NOTE 14 – SHARE-BASED COMPENSATION

Share-based Compensation

We recognize share-based compensation expense in cost of revenues and general and administrative expense based on the fair value of common shares issued for services. Share-based compensation expense for the three and six months ended June 30, 2017 and 2016 is, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Options granted to officers and directors for compensation	$1,624,000	$—	$1,568,000	$—
Warrants and options issued for consulting services	125,826	37,998	217,159	84,380
Common stock issued for accounts payable and accrued expenses	—	—	43,676	—
Common stock issued for services	51,301	—	101,974	—
Common stock accrued as payment for services, shares not yet issued	24,617	—	94,560	—
	$1,825,744	$37,998	$2,025,369	$84,380

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 15 –COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

On February 20, 2017, we entered into a consulting agreement with a third party that has a twelve month term, and which can be extended by mutual agreement. The agreement provides for the issuance of a five (5) year warrant to the consultant, upon the execution of the agreement, to purchase 250,000 shares of our common stock at a price of $0.18 per share, plus the payment of $7,500 on the first day of each month, beginning March 1, 2016, coupled with the monthly issuance of five (5) year warrants to purchase our common stock in an amount of shares determined by dividing $7,500 by $0.18 per share. These warrants are exercisable at a price of $0.18 per share. During the six months ended June 30, 2017, we recognized $84,380 of expense applicable to this consulting agreement.

On May 6, 2014, the Company entered into a consulting agreement with two third party consultants that has a nine month term, which can be renewed and/or extended by mutual agreement. Currently, the renewal of the agreement is under negotiation. The agreement provides for a $50,000 payment to the consultants at signing, which has been paid, and for three more $50,000 payments (a total of $200,000) and the issuance of 100,000 shares of our common stock upon the achievement of certain goals as set forth in appendix II of the agreement. During the three and six months ended June 30, 2017 and 2016, we recognized no expenses applicable to this agreement At June 30, 2017 and December 31, 2016 the project was approximately 80% complete and $110,000 is included in accrued expenses on our consolidated balance sheets. The value of the 100,000 shares will be recognized upon achievement of the goals. The project has been suspended and it is unknown when it will resume.

Financing Agreement – Equity Line of Credit

On December 28, 2016, the Company entered into an equity line of credit agreement with Tangiers Global, LLC (“Tangiers”). Under the equity line agreement, Tangiers has agreed to provide the Company with up to $10,000,000 of funding through the purchase of shares of the Company’s common stock. During the term of the agreement, the Company may deliver a put notice to Tangiers, which will specify the number of shares which the Company will sell to Tangiers. The minimum amount the Company can draw down at any one time is $5,000, and the maximum amount the Company can draw down at any one time is $350,000 as determined by the formula contained in the equity line agreement.

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

The Company subsequently delivered four (4) put notices to Tangiers, and, as of June 30, 2017, received $1,056,142, under the terms of the equity line of credit agreement from the sale of 1,408,536 shares of our common stock to Tangiers.

Legal Proceedings

We were not subject to any legal proceedings during the six months ended June 30, 2017, and, to the best of our knowledge, no legal proceedings are pending or threatened.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

NOTE 16 – SUBSEQUENT EVENTS

Purchase of Prana Therapeutics

On July 14, 2017, we completed the acquisition of approximately 95% of the voting interests of Prana Therapeutics, Inc. (“PTI”), effected through an exchange of shares of common stock on a one-for-one basis. The acquisition of PTI broadens our foundation in plant-based drug development. Prana Therapeutics is a biotech company focused on developing targeted therapeutics for prevention of the negative side effects of chemotherapy, management of rheumatoid arthritis and treatment of brain cancer.

Similar to our use of the compounds found in the cannabis plant to create our Prana Bio Medicinal products, PTI identifies novel combinations of botanical compounds to address unmet medical needs. PTI’s principal drug, Epidiferphane™, is a leading example of how combinatorial (what does this mean?) targeting can be used to address complex and difficult-to-treat diseases.

PTI was founded by Drs. Brent Reynolds, a professor in the Department of Neurosurgery at the University of Florida, College of Medicine and Dennis Steindler, a professor of Medical Research in the Department of Neurosurgery at the University of Florida, College of Medicine, as well as, Dr. Loic Deleyrolle, a research assistant at McKnight Brain Institute at the University Florida. PTI’s business model is based on technology developed at the University of Florida. Drs. Reynolds and Steindler have filed on behalf of the University of Florida Research Foundation, Inc., patents related to the composition of matter and use claims on this technology in the United States and internationally. PTI owns the exclusive, world-wide license to the technology through a licensing agreement with the University of Florida. Both Drs. Reynolds and Deleyrolle will continue as part time employees of PTI, while also serving as professors and performing research at the University of Florida. Dr. Steindler will not have any future affiliation with PTI, and PTI will be operated as a stand-alone, majority owned subsidiary of the Company.

The fair value of the majority owned and minority owned voting interests of PTI was $4,870,500 and $247,775, respectively at the date of acquisition, July 14, 2017, based upon the previous day’s closing price per share of $0.85 for our common stock.

The assets, liabilities and stockholders’ equity of Prana Therapeutics, Inc. (unaudited) as the date of acquisition, July 14, 2017, were, as follows:

PRANA THERAPEUTICS, INC.

BALANCE SHEET

July 14, 2017
ASSETS
Cash	$343,638
Inventory	23,191
Intangible assets	87,110
Total assets	$453,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable	$2,500
Due to officer and director	90,100
Research grant payable	75,000
Total liabilities	167,600
Stockholders’ Equity:	—
Preferred stock, $0.01 par value: 1,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.001 par value; 20,000,000 shares authorized, 6,021,500 shares issued and outstanding	340,000
Accumulated deficit	(53,661)
Total stockholders' equity	286,339
Total liabilities and stockholders’ equity	$453,939

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

Preferred Stock

On July 18, 2017, the Board of Directors adopted a resolution creating a series of Preferred Shares, no par value per share, designated as the Series A Preferred Shares. The Company issued 2,000 shares of its Series A preferred stock, as more fully described in the Form 8-K filed with the Securities and Exchange Commission dated July 18, 2017.

Subsequent Analysis of Operations

In accordance with ASC 855-10, we have analyzed our operations subsequent to June 30, 2017, to the date these condensed consolidated financial statements were issued, and have determined that, other than as disclosed above, we do not have any material subsequent events to disclose in these condensed financial statements.

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

Our short term plan involves licensing the technology associated with our products to companies which are licensed to grow and sell medical marijuana in states where medical marijuana is legal. As of July 31, 2017 we had signed license agreements with two companies.

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

In furtherance of our long term plan, on July 14, 2017, we completed the acquisition of approximately 95% of the voting interests of Prana Therapeutics, Inc. (“PTI”), effected through an exchange of shares of common stock on a one-for-one basis. The acquisition of PTI broadens our foundation in plant-based drug development. Prana Therapeutics is a biotech company focused on developing targeted therapeutics for prevention of the negative side effects of chemotherapy, management of rheumatoid arthritis and treatment of brain cancer.

Similar to the use by United Cannabis Corporation of the compounds found in the cannabis plant to create our Prana Bio Medicinal products, PTI identifies novel combinations of botanical compounds to address unmet medical needs. Their principal drug, Epidiferphane™, is a leading example of how combinatorial targeting can be used to address complex and difficult-to-treat diseases.

PTI was founded by Drs. Brent Reynolds, a professor in the Department of Neurosurgery at the University of Florida, College of Medicine and Dennis Steindler, a professor of Medical Research in the Department of Neurosurgery at the University of Florida, College of Medicine, as well as, Dr. Loic Deleyrolle, a research assistant at McKnight Brain Institute at the University Florida; and, PTI’s business model is based on technology developed there. Drs. Reynolds and Steindler have filed on behalf of the University of Florida Research Foundation, Inc. (“University of Florida”) patents related to the composition of matter and use claims on this technology in the United States and internationally. PTI owns the exclusive, world-wide license to the technology through a licensing agreement with the University of Florida. Both Drs. Reynolds and Deleyrolle will continue as part time employees of PTI, while also serving as professors and performing research at the University of Florida. Dr, Steindler will not have any future affiliation with PTI, and PTI will be operated as a stand-alone, majority owned subsidiary of the Company.

We purchased PTI based upon our belief in the potential of Epidiferphane™ to help with the negative side effects of chemotherapy, inflammation and brain tumors;

•

The Negative Side Effects Of Chemotherapy

An estimated 650,000 patients undergo chemotherapy each year, in the US alone, at a cost of approximately $12 billion. There are several protocols to minimize the side effects associated with chemotherapy, there is currently no protocol that prevents these symptoms. Preclinical data have shown Epidiferphane to be effective in preventing Anemia (low red blood cells), Neutropenia (low white blood cells), attenuating Chemotherapy Induced Peripheral Neuropathy, and protecting the endogenous neural stem cell population that is associated with Chemofog (memory problems). At least one of these conditions are experienced by 90% of patients going through chemotherapy.

•

Inflammatory Disease

Approximately 150 million patients suffer from inflammation and pain associated with arthritis and back-centric conditions, spending in excess of $30 billion on treatments, many of which have significant side effects. Epidiferphane™ in combination with nutritional ketosis reduces levels of cytokines that contribute to inflammatory diseases and in a small cohort of patients has been reported to reduce pain, morning stiffness and improve sleep.

•

Brain Tumors

There are approximately 80,000 new brain cancer diagnoses in the US each year; Glioblastoma, the most common type, has a survival diagnosis of approximately 12 months. In pre-clinical rodent testing, Epidiferphane™, in conjunction with a nutritional ketosis, has been shown to double the mean life expectancy, increase the effectiveness of chemotherapy, and sensitize chemotherapy resistant tumors to standard of care drugs.

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended June 30, 2017, as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenues	D

Decline caused for the most part by a changeover in the production process utilized by our affiliated licensee, which resulted in a shortage of finished product shortage during the latter part of the second quarter. The affiliated licensee has implemented an automated system to help meet potential future demand.

Gross profit, as a % of revenue	D

Experienced lower profit margins on license fees, as a result of increased production costs incurred during the ramp-up stage of our affiliated licensee implementation of an expanded automated production system.

Operating expenses	I

Greater amounts were spent on (i) marketing, advertising and new business development, (ii) research and development and (iii) legal, accounting, consulting and public reporting. Additionally, options granted to officers and directors that were fair valued at $1,512,000 were expensed during the latter part of the three months ended June 30, 2017, while no such options were granted in the same period last year.

Material changes in line items in our Statement of Operations for the six months ended June 30, 2017, as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenues	D

Decline caused for the most part by a changeover in the production process utilized by our affiliated licensee, which resulted in a shortage of finished product shortage during the latter part of the second quarter. The affiliated licensee has implemented an automated system to help meet potential future demand.

Gross profit, as a % of revenue	D

Experienced lower profit margins on license fees, as a result of increased production costs incurred during the ramp-up stage of our affiliated licensee implementation of an expanded automated production system.

Operating expenses	I

Greater amounts were spent on (i) marketing, advertising and new business development, (ii) research and development and (iii) legal, accounting, consulting and public reporting. Additionally, options granted to officers and directors that were fair valued at $1,512,000 were expensed during the latter part of the six months ended June 30, 2017, while no such options were granted in the same period last year.

The factors that will most significantly affect future operating results will be:

•	State by state regulatory changes in the United States;
•	Political party influence and which party(s) will gain control of Congress; and
•	Rescheduling of marijuana by the federal government.

Capital Resources and Liquidity

Our material sources and (uses) of cash during the six months ended June 30, 2017 and 2016 were:

	2017	2016
Cash used in operations	$(374,024)	$(109,199)
Construction of cultivation facilities and purchase of equipment	(246,283)	—
Purchase of intangible assets (describe what kind)	(83,922)	—
Return of deposit	(32,500)	—
Purchase of non-marketable securities	(50,000)	—
Proceeds from sale of common stock	1,056,142	—
Sale of convertible notes	—	156,978
Advances from officers and directors	245,287	52,500
Repayment of notes and convertible notes	(35,000)	(208,978)

General

We presently have no material capital commitments for the twelve months ending June 30, 2018.

Other than as disclosed above, we do not know of any:

•	trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or
•	any significant changes in our expected sources and uses of cash.

We have an equity line of credit funding agreement for providing equity capital for up to $10,000,000 of funding through the purchase of shares of the Company’s common stock. During the term of the agreement, the Company may deliver a put notice to the financier, which will specify the number of shares which the Company will sell to the financier. As of June 30, 2017, we have received $1,056,142, under the terms of the equity line of credit agreement from the sale of 1,408,536 shares of our common stock.

During the next twelve months, we anticipate that we will incur approximately $1,000,000 of general and administrative expenses in order to execute our current business plan. We also expect to incur significant sales, marketing, research and development expenses during the next twelve months, and we expect to spend approximately $2,000,000 on expanding our production capacity in Jamaica through advances to our 50% owned subsidiary, Cannabinoid Research & Development, Limited, (ii) $500,000 on pursing licensing and patent applications for products developed and licensed to our recently acquired 95% owned subsidiary, Prana Therapeutics, Inc., and (iii) $500,000 on solidifying agreements with potential licensees who might be utilizing or want to utilizing our patented extraction process, if a patent is ultimately, actually granted to us.

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

ITEM 4.

CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Our Principal Executive and Financial Officer concluded that our disclosure controls and proceeding were not effective since we have a material weakness in these controls due to: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Notwithstanding the identified material weaknesses, our management believes the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

UNITED CANNABIS CORPORATION

August 10, 2017	By:	/s/ Earnest Blackmon
Earnest Blackmon
Principal Executive and Financial Officer