Form 10-Q
period 2017-09-30
United Cannabis Corp
filed 2017-11-16
CIK 1436161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

301 Commercial Road, Unit D

Golden, Colorado 80401

(Address of principal executive offices) (Zip code)

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

As of November 15, 2017, the registrant had 60,210,502 shares of common stock outstanding.

UNITED CANNABIS CORPORATION

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$647,697	$112,621
Account receivable, net	25,700	24,484
Due from related parties	37,283	26,775
Inventory	36,098	—
Total current assets	746,778	163,880
Outdoor cultivation facility and laboratory equipment, net of accumulated depreciation of $26,299 and $0.0 at September 30, 2017 and December 31, 2016, respectively	321,283	—
Patents, net	141,417	—
Intangible assets	73,043	32,273
Equity method investments	—	88,000
Goodwill	4,912,201	—
Total assets	$6,194,722	$284,153

LIABILITIES AND STOCKHOLERS’ EQUITY (DEFICIT)
LIABILITIES
Current liabilities:
Accounts payable	$86,477	$25,048
Accrued expenses	38,244	50,875
Current portion of deferred revenue	180,000	180,000
Advances from and accrued wages of officers and directors	587,943	175,592
Convertible notes payable	—	125,547
Total current liabilities	892,664	557,062
Scientific Research Grant	75,000	—
Deferred revenue, net of current portion	68,750	203,750
Total liabilities	1,036,414	760,812

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized; 2,000 Series A shares and none outstanding at September 30, 2017 and December 31, 2016, respectively	2,200	—
Common stock, 100,000,000 shares authorized; 60,210,502 and 50,650,994 outstanding at September 30, 2017 and December 31, 2016, respectively	18,002,191	8,885,674
Accumulated deficit	(12,849,876)	(9,362,333)
Total equity (deficit) attributable to stockholders of the Company	5,154,515	(476,659)
Non-controlling interests (deficits) in less than fifty percent owned subsidiaries	3,793	—
Total stockholders’ equity (deficit)	5,158,308	(476,659)
Total liabilities and stockholders’ equity (deficit)	$6,194,722	$284,153

See accompanying notes to the unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Revenues, non-affiliated	$57,627	$264,964	277,685	$707,660
Revenues, affiliate	45,033	—	178,785	—
Total revenues	102,660	264,964	456,470	707,660
Cost of revenues	(26,226)	(68,813)	(238,227)	(252,550)
Gross Profit	76,434	196,151	218,243	455,110
Operating expenses
Marketing, advertising and new business development	39,728	7,516	132,493	56,208
Research and development	40,611	4,371	90,006	17,732
Legal, accounting, consulting and public reporting	181,052	111,847	637,252	246,584
General and administrative	461,990	(6,923)	2,644,041	225,748
	723,381	116,811	3,503,792	546,272
Income (loss) from operations	(646.947)	79,340	(3,285,549)	(91,162)
Other income and costs and expenses
Gain (loss) on derivative liabilities	—	(331,618)	—	(332,456)
Loss on extinguishment of debt	—	—	(267,567)	(130,423)
Interest expense	(6,759)	(40,044)	(54,432)	(153,438)
Amortization of debt discount	—	—	—	(266,711)
Gain on conversion of a portion of convertible notes	—	(4,253)	—	11,237
Loss on settlement of dispute	—	—	(122,139)	—
Loss before provision for taxes on income	(653,706)	(296,575)	(3,729,687)	(962,953)
Provision for taxes on income	—	—	—	—
Net Income (Loss)	(653,706)	$(296,575)	(3,729.687)	(962,953)
Loss attributable to non-controlling interests	80,914	—	242,146	—
Net (Loss) attributable to common shareholders	$(572,792)	$(296,575)	$(3,487,541)	$(962,953)

Basic loss per common share	$(0.01)	$(0.01)	$(0.07)	$(0.02)
Basic and fully diluted weighted average number of shares outstanding	56,503,689	44,925,837	54,170,003	45,519,746

See accompanying notes to the unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,729,687)	$(962,953)
Increase in collection reserve	—	25,660
Amortization of debt discount to interest expense	34,453	266,711
Decrease in deferred financing costs	—	32,400
Depreciation and amortization	26,299	—
Share-based compensation	2,117,302	118,160
Loss on revaluation of derivative liability	—	365,576
Loss on extinguishment of debt	248,892	—
Loss on settlement of dispute	122,139	—
Loss on warrants to cure debt default	—	92,004
Loss on modification of note payable	—	133,077
Gain on payoff of convertible notes	—	(156,531)
Gain on conversion of convertible note	—	(11,237)
Discount on and fees on convertible note payable	—	15,500
Changes in operating assets and liabilities
Accounts receivable	(1,216)	(279)
Amounts due from related parties	(10,508)	—
Inventory	(36,098)	—
Prepaid expenses	—	56,341
Accounts payable and accrued expenses	23,271	72,634
Deferred revenue	(135,000)	(335,000)
Accrued wages payable to officers and directors	302,889	29,330
Net cash used in operating activities	(1,037,264)	(258,607)

Investing activities:
Cash acquired upon acquisition of subsidiary	347,307	—
Improvements to cultivation facility and purchase of equipment	(261,560)	—
Purchase of intangible assets	(125,858)	—
Return of deposit	(32,500)	—
Cash portion of settlement of dispute	(20,000)	—
Net cash used in investing activities	(92,611)	—

Cash flow from financing activities:
Proceeds from issuance of common stock – equity financing line	1,380,204	—
Proceeds from convertible notes	—	316,478
Advances from officers and directors	254,943	52,500
Repayment of convertible debt and notes payable	(35,000)	(213,978)
Proceeds from sale of common stock and exercise of warrants	64,804	—
Net cash provided by financing activities	1,664,951	155,000

Net increase (decrease) in cash	535,076	(103,607)
Cash and equivalents, beginning of period	112,621	118,420
Cash and equivalents, end of period	$647,697	$14,813

See accompanying notes to the unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental cash flow disclosures
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities
Issuance of stock options in exchange for accrued wages payable to officers and directors	$—	$612,512
Issuance of common stock upon conversion of convertible note payable to Tangiers Investment Group	$—	$473,965
Reduction of convertible notes payable due to the conversion by Tangiers Investment Group	$—	$220,000
Common shares issued in the acquisition of Prana Therapeutics, Inc.	$4,870,500	$—
Exercise of stock option for 1,000,000 of common stock in exchange for notes payable to an officer and director	$200,000	$—
Decrease in non-marketable securities due to the exchange of 1,100,000 shares of common stock of WeedMD	$—	$(190,150)
Reduction of notes payable due to assumption of note payable to WeedMD by unrelated third party in exchange for the exchange of 1,100,000 shares of common stock of WeedMD	$—	$175000
Acquisition from and leaseback to of equipment to related party	$99,200	$—
Accounts payable exchanged for note payable to third party	$—	$30,000

See accompanying notes to the unaudited condensed consolidated financial statements.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

On July 14, 2017, we completed the acquisition of Prana Therapeutics, Inc. (“Prana”) in a one-for-one exchange of 5,730,000 shares of common stock of the Company for 5,730,000 of common stock of Prana. The purchase price had a fair market value of $5,070,500, based upon the closing price of $0.85 per share on the OTC QB exchange on July 14, 2017, including the cost to purchase 400,000 shares of Prana common stock for $200,000. Prana is a polymolecular botanical drug development company focused on developing targeted therapeutics for prevention of the negative side effects of chemotherapy, management of rheumatoid arthritis and treatment of brain cancer. Management elected to purchase Prana, because of the successful indication of the effectiveness of their Epidiferphane™ chemical formulation in the treatment of (i) the negative side effects of chemotherapy, (ii) inflammation and pain associated with arthritis and back-centric pain, (iii) sleep disorder, and (iv) the potential shrinkage of brain tumors.

Government Regulation - Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

As of September 30, 2017, 28 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of California, Colorado, Washington, Nevada, Oregon, Alaska and the District of Columbia approved ballot measures to legalize cannabis for adult recreational use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana. However, there is no guarantee that the current administration will not change its stated policy regarding the low-priority enforcement of federal laws, or that any future administration would not change this policy and decide to enforce the federal laws vigorously. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – We prepared these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results for the full year. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto contained in our annual report on Form 10-K for the year ended December 31, 2016.

Principles of Consolidation – Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries UCANN California Corporation, UC Colorado Corporation and UC Oregon Corporation, the ninety-five percent (95%) owned subsidiary Prana Therapeutics, Inc. (“Prana”), and the fifty percent (50%) owned subsidiary Cannabinoid Research & Development Company Limited (“CRD”). All intercompany accounts and transactions have been eliminated. Our consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). At March 31, 2017, we concluded that we had established a variable interest entity relationship with CRD, because we are the primary beneficiary, in accordance with GAAP. As a result, we elected to consolidate the assets and liabilities of CRD in our consolidated balance sheet at March 31, 2017. Prana was purchased on July 14, 2017, and their assets and liabilities are included in the consolidated balance sheets at September 30, 2017, and their results of operations are included in the consolidated financial statements for the period of June 30, 2017, which is the nearest quarter end to the purchase date, through September 30, 2017.

Use of Estimates – The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our condensed consolidated financial statements and the reported amounts of revenues and expenses during the periods presented.

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

Fair Value of Financial Instruments – Our financial instruments consist principally of cash and cash equivalents, accounts receivable, non-marketable equity securities, accounts payable, notes payable and other current assets and liabilities. We value our financial assets and liabilities using fair value measurements. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at September 30, 2017, approximates their fair values based on our incremental borrowing rates. There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the nine months ended September 30, 2017 and the year ended December 31, 2016.

Cash and Cash Equivalents – We consider investments with original maturities of 90 days or less to be cash equivalents. Because of current banking regulations, marijuana centric entities are not afforded normal banking privileges, and thus, we have not been able to consistently have access to the federal banking system. Thus, at the beginning of 2016, the Company entered into an agreement with our Chief Executive Officer to hold cash funds in his personal bank account, on an as-needed basis, in trust for the Company. Under the terms of our trust agreement with our Chief Executive Officer, he agreed to hold our cash in his personal bank account, and to make payments of our funds only for our business purposes, and to allow daily access to the bank account for ongoing oversight of his fiduciary responsibility to the Company. Additionally, the trust agreement requires that the Chief Executive Officer make copies available to our accounting staff of all transactions applicable to our operations, on a weekly, or as requested basis. There is cash deposits in the personal bank accounts of the Chief Executive Officer held in trust for us in the amount of $4,158 at September 30, 2017 and at December 31, 2016.

Accounts Receivable – Our accounts receivable consists primarily of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. We determine our allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition and credit history, and current economic conditions. Our allowance for doubtful accounts was $0.0 and $4,340 as of September 30, 2017 and December 31, 2016, respectively.

Prepaid Expenses – Prepaid expenses are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

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

Patents – Our patent was granted by the United States Patent and Trademark Office on August 15, 2017. The patent covers the extraction of pharmaceutically active components from cannabis plant materials, for incorporation into medicines. The cost of the patents is being amortized over a 15 year period.

Intangible Assets – Our intangible assets, consisting of trademarks, design marks and provisional patent applications are recorded at cost, and once approved, will be amortized using the straight-line method over an estimated useful life of 10 to 15 years. We test for impairment of our intangible assets on an annual basis.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Long-Lived Assets Impairment Assessment – In accordance with the FASB Accounting Standards Codification (“ASC”) 350, we regularly review the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and other long-lived assets may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows.

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

Goodwill – Our goodwill, which consists of our interest in a ninety-five percent owned subsidiary, Prana Therapeutics, Inc. (“Prana”) and a fifty percent owned subsidiary, Cannabinoid Research & Development Company Limited (“CRD”), is not amortized, but is evaluated for impairment annually, or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash ﬂows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants. Our total goodwill of $4,912,201 consists of $4,805,328 for Prana and $106,873 for CRD at September 30, 2017.

Purchase Price Allocation – The acquisition method of accounting is based on ASC Subtopic 805-10, “Business Combinations,” and uses the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures”. The price for the purchase of Prana Therapeutics, Inc., was allocated to the net tangible and intangible assets based upon their fair values as of the acquisition date, July 14, 2017. The allocation of the purchase price of $5,070,500 was based upon a valuation and the estimates and assumptions are subject to change within the measurement period. The excess of the purchase price over the fair values of the net tangible assets and intangible assets was recorded as goodwill in the amount of $4,733,410, and is generally driven by our expectations of our ability to commercialize the several drugs invented by Prana.

Deferred Revenue – We defer revenue for which product or service has not yet been delivered or is subject to refund until such time that we and our customer jointly determine that the product or service has been delivered or no refund will be required.

Revenue Recognition – We recognize revenue in accordance with ASC 605, Revenue Recognition, which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on our management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.

Revenue for services with a payment in the form of stock, warrants or other financial assets is recognized when the services are performed. The value of revenue paid with warrants is measured using the Black-Scholes-Merton pricing model. Revenue from product sales, including delivery fees, is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred, and collectability is reasonably assured.

Revenue Recognition – Affiliate – We have licensed our Prana products to Advesa, Inc. (“Advesa”), which is 100% owned by one of our major shareholders. Advesa has an exclusive right for five (5) consecutive one (1) year periods to sell our Prana products in certain cities in the state of California. In consideration for the exclusive license granted to Advesa under the agreement, Advesa is obligated to pay us a royalty on all Prana products sold by Advesa equal to the sale price of the Prana products, minus the cost of goods sold (computed without regard to depreciation, amortization, other non-cash items or allocation of overhead, general and administrative expenses or similar items) (the “Prana Royalty”). In addition, Advesa pays  us a management fee of five percent (5%) of all Advesa gross revenue minus the Prana Royalty. We recognize revenue on all Prana sales consistent with the criteria described above for all sales in accordance with ASC 605, Revenue Recognition.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

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

Research and Development Expenses – Research and development (“R&D”) costs are charged to expense as incurred. Our R&D costs include, but are not limited to, consulting service fees and materials and supplies used in the development of our proprietary products and services.

General and Administrative Expenses – General and administrative expenses consist primarily of personnel-related costs, rent, corporate costs, fees for professional and consulting services, advertising costs, and other costs of administration such as marketing, human resources, finance and administrative roles.

Stock-Based Compensation – We periodically issue shares of our common stock to non-employees in non-capital raising transactions for fees and services. We account for stock issued to non-employees in accordance with ASC 505, Equity, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Income Taxes – Income taxes are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized, or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that we do not consider it more likely than not that a future tax asset will be recovered, we will provide a valuation allowance against the excess.

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

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Commitments and Contingencies – Certain conditions may exist as of the date our condensed consolidated financial statements are issued which may result in a loss but which will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of the legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Net Loss Per Share – We compute net loss per share in accordance with ASC 260, Earnings per Share. Under the provisions of ASC 260, basic net loss per share includes no dilution and is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share takes into consideration shares of common stock outstanding (computed under basic net loss per share) and potentially dilutive securities that are not anti-dilutive. Potentially dilutive securities outlined in the table below have been excluded from the computation of diluted net loss per share, because the effect of their inclusion would have been anti-dilutive:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Warrants to purchase common stock	641,000	666,667	641,000	666,667
Cashless warrants not converted to common stock	783,112	1,228,455	783,112	1,228,455
Stock options	6,580,000	3,680,000	6,580,000	3,680,000
	8,004,112	5,575,122	8,004,112	5,575,122

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income. During the three and the nine months ended September 30, 2017 and 2016, we did not have any gains and losses resulting from activities or transactions that resulted in comprehensive income or loss.

Segment Reporting –We operate as one segment.

Concentration of Credit Risk – Financial instruments that potentially subject us to credit risk consist of cash. Because of our perceived association with the marijuana industry, we are not always able to maintain our cash with high credit quality financial institutions; and at times, cash is held by our employees, under the terms of trust agreements, and, as a result, these balances are not insured by the FDIC.

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

Percentage of Revenue:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Customer A	82%	88%	98%	80%
Customer B	17%	12%	2%	20%
Customer C	1%	0%	0%	0%

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Percentage of Accounts Receivable:

	Nine Months Ended September 30,
	2017	2016
Customer A	0%	68%
Customer B	0%	30%
Customer C	0%	21%

Recently Issued Accounting Pronouncements – From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB ASCs are communicated through issuance of an Accounting Standards Update ("ASU"). Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our condensed consolidated financial statements upon adoption.

In May 2014 the FASB issued guidance on revenue from contracts with customers, which implements a five-step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective at the beginning of fiscal year 2018, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact that the adoption will have on our condensed consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing reporting.

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

NOTE 3 – GOING CONCERN

Our condensed consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2017, we incurred losses of $3,729,687 and used cash of $1,037,264 in our operating activities. At September 30, 2017, we had a working capital deficit of $145,886 and an accumulated deficit of $12,849,876. We have an equity line of credit funding agreement for providing equity capital for up to $10,000,000 of funding through the purchase of shares of our common stock. During the term of the agreement, the Company may deliver a put notice to the financier, which will specify the number of shares which we will sell to the financier. As of September 30, 2017, we have received $1,380,204, under the terms of the equity line of credit agreement. However, our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, to able to draw funds from our equity line of credit agreement. There is no assurance that these events will be satisfactorily completed.

NOTE 4 – RECEIVABLE FROM AND EQUIPMENT NOTE PAYABLE TO RELATED PARTY

On April 20, 2015, we advanced Cannabinoid Research & Development, Limited (“CRD”) $5,000 and included this amount in due from related parties. At March 31, 2017, we concluded that we had established a variable interest entity relationship with CRD, because we are the primary beneficiary, in accordance with GAAP. As a result, we elected to consolidate the assets and liabilities of CRD in our consolidated balance sheet at March 31, 2017. Thus, at September 30, 2017, the $5,000 advance to CRD is eliminated upon the consolidation of the assets and liabilities of CRD for financial statement reporting purposes.

In the normal course of business, we make non-interest bearing advances to Advesa, Inc. (“Advesa’), which is 100% owned by one of our officers and directors. Such advances are used by Advesa to purchase equipment and to cover the cost of their operations.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

Amounts due from related parties consist of:

	September 30,	December 31,
	2017	2016
Advesa, Inc.	$35,083	$21,775
Employees	2,200	—
Cannabinoid Research & Development, Limited	—	5,000
	$37,283	$26,775

We purchased certain laboratory equipment from Advesa at an amount equal to their cost of the equipment, and subsequently leased the laboratory equipment back to Advesa for a 36 month period. The equipment note is payable over 36 months at an interest rate of $7.5%. The equipment note was paid in full on August 1, 2017.

NOTE 5 – PURCHASE OF PRANA THERAPUETICS, INC.

On June 8, 2017, we entered into an agreement to purchase 400,000 shares of Prana Therapeutics, Inc. (“Prana”), in a private offering of their common shares, for a total consideration of $200,000 (“Subscription Agreement’). In accordance with the terms of the Subscription Agreement, we paid Prana $50,000, upon execution of the Subscription Agreement, and committed to remit $50,000 to Prana on September 30, 2017, December 31, 2017 and March 31, 2018, respectively. Subsequently, on July 14, 2017, we completed the acquisition of Prana in a one-for-one exchange of 5,730,000 shares of our common stock for 5,730,000 shares of common stock of Prana. The purchase price had a fair market value of $5,070,500, based upon the closing price of $0.85 per share of our common stock on the OTC QB exchange on July 14, 2017, including the cost to purchase 400,000 shares of Prana for $200,000.

The purchase price for Prana was allocated to the net tangible and intangible assets based upon their fair values as of the acquisition date. The excess of the purchase price over the fair values of the net tangible assets and intangible assets was recorded as goodwill and is generally driven by management’s expectations and ability to realize synergies and achieve strategic growth.

As of July 14, 2017, the allocation of the purchase price for the 95% fair value of Prana was comprised of:

Patents	$52,596
Net assets	450,888
Goodwill	4,567,016
Total	$5,070,500

NOTE 6 -PATENTS

On August 15, 2017, the United States Patent and Trademark Office issued to the Company US Patent #9730911 (the “Patent”) granting exclusive rights to its proprietary formulations based on compounds extracted from cannabis plant materials; more specifically the composition of matter pertaining to the use of phytocannabinoids, cannabinoids, and specific terpene profiles in liquid form. This composition of matter Patent provides protection for our proprietary formulations. The Patent protects the use of suspending both phytocannabinoids and cannabinoids with specific combinations of cannabis derived terpenes in liquid forms with an array of delivery methods including capsule, sublingual, topical, oral, suppository, and vaporization. Cannabinoids referenced in the application include ratios of tetrahydrocannabinolic acid (THCa), cannabidiolic acid (CBDa), tetrahydrocannabinol (THC), cannabinol (CBN), cannabidiol (CBD), cannabichromenic acid (CBCa), and cannabichromene (CBC). At August 15, 2017, we classified the costs associated with research, legal fees, application costs incurred in the process of being granted the Patent on our consolidated balance sheet in the amount of $142,317, and we began amortizing such cost of the Patent on a straight-line basis over a 15 year period. Amortization expense of the Patent is $900 and $0.00 for the nine months ended September 30, 2017 and 2016, respective, and accumulated amortization is $900 and $0.00 at September 30, 2017 and 2016, respectively.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 7 – INTANGIBLES

Our intangible assets are comprised of the costs incurred in pursuing provisional patent applications and applications for design mark and trademarks, which have presently not been approved or issued. The costs associated with our intangible assets are amortized on a straight-line basis over estimated useful lives of 15 years for patents and 10 years for design marks and trademarks, once the applications are approved. Costs associated with applications that are not approved will be expensed in the period that the application is rejected or abandoned.

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

NOTE 9 – ACCRUED EXPENSES

Our accrued expenses consist of:

	September 30, 2017	December 31, 2016
Accrued consulting fees	$—	$45,000
Accrued interest expense	—	5,875
Accrued payroll taxes	38,244	—
	$38,244	$50,875

On May 6, 2014, we entered into a consultancy agreement with two third party consultants that had a nine month term, which could be renewed and/or extended by mutual agreement. The agreement provided for a $50,000 payment at signing, which has been paid, and for three more $50,000 payments (a total of $200,000) and the issuance of 100,000 shares of our common stock upon the achievement of certain goals, as set forth in appendix II of the agreement. During the year ended December 31, 2014 we recognized $160,000 of expense applicable to this agreement. At December 31, 2015, the project was approximately 80% complete and $110,000 was included in accrued expenses on our consolidated balance sheet at that date. On December 7, 2016, upon mutual agreement, the consultancy agreement was deemed to be abandoned, because the project was not completed. In turn, one of the consultants, Dr. Brent Reynolds, has been performing other services for us during the year ended December 31, 2016, and has agreed to join our Board of Advisors. Dr Reynolds is currently a professor in the Department of Neurosurgery at the University of Florida, College of Medicine, where his lab focuses on the application of natural products for treating diseases and dysfunction of the nervous system. In recognition of his services to us during the year ended December 31, 2016, and as an inducement to join our Board of Advisors, he was issued 100,000 shares of our common stock for such services, and the fair market value of these shares in the amount of $163,783 was credited to stockholders’ equity (deficit) on the consolidated balance sheet at December 31, 2016, and the residual amount of $53,783 was recognized as a loss on the extinguishment of a debt in our consolidated statement of operations.

NOTE 10 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITIES

We did not have any liabilities carried at fair value measured on a recurring basis as of September 30, 2017 or at December 31, 2016.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 11 – RESEARCH GRANT PAYABLE

In August of 2013, we were received a grant from Accelerate Brain Cancer Cure, Inc. (“ABC”) in the amount of $75,000 to be used by us for the development and testing of brain cancer therapies (the “Grant”). Under the terms of the Grant, within 15 years after the effective date of the Grant, if one or more products resulting from the Grant is brought to market, then the Company will owe ABC the repayment of the Grant in the following amounts, based upon the following cumulative net profit benchmarks:

Net Profit Benchmarks	Grant Repayment Amount
$5,000,000	$75,000
15,000,000	75,000
30,000,000	75,000
50,000,000	75,000
$300,000

NOTE 12 – DEFERRED REVENUE

Our deferred revenue consists of:

	September 30, 2017	December 31, 2016
Deferred revenue - WeedMD	$248,750	$383,750
Less - current portion	(180,000)	(180,000)
Deferred revenue, net of current portion	$68,750	$203,750

As described in Note 4 above, on June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue, and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three year estimate of the service period involved. Based on consultations with WMD, we expect to deliver the remaining consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four year period January 1, 2016 through December 31, 2018. Accordingly, we are now recognizing $15,000 of deferred revenue per month, and thus, during the three and nine month periods ending September 30, 2017 and 2016, we recognized a total of $45,000 and $90,000, respectively, of revenue applicable to this arrangement. At September 30, 2017, we expect to recognize $180,000 of the remaining $248,750 WMD deferred revenue during the next twelve months and accordingly, we have classified the $180,000 as a current liability on our condensed consolidated balance sheets.

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

NOTE 13 – NOTES PAYABLE

We do not owe any notes payable at September 30, 2017 or December 31, 2016.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 14 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

The following table summarizes our stock options outstanding, as of September 30, 2017:

	Nine Months Ended September 30, 2017
	Number of Shares	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Stock options outstanding, beginning of period	3,680,000	8.9	$$0.28
Issued	2,900,000	9.6	$0.56
Exercised	—
Expired	—
Stock options outstanding, end of period	6,580,000	8.8	$$0.40
Stock options exercisable, September 30, 2017	6,580,000	8.8	$$0.40

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

We issued to certain of our employees 57,500 stock options, at an option price of $0.92 per share that will become vested and exercisable on July 26, 2018.

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

Warrants:

The following table summarizes our share warrants outstanding as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants outstanding, beginning of period	1,449,779	$0.18	3,000,000	$12.00
Warrants issued to consultant	83,333	0.18	666,667	0.18
Warrants issued to consultant	16,000	1.25	—	—
Cashless issued upon conversion of Slainte note		—	1,746,674	—
Warrants exercised	(125,000)	0.18	(963,562)	—
Expired	—	—	(3,000,000)	—
Warrants outstanding, end of period	1,424,112	$0.19	1,449,779	$0.18
Warrants exercisable, end of period	1,424,112	$0.19	1,449,779	$0.18

Preferred Stock

On July 18, 2017, the Board of Directors adopted a resolution creating a series of Preferred Shares, no par value per share, designated as the Series A Preferred Shares. We subsequently issued 2,000 shares of our Series A preferred stock for $2,200 to of our officers and directors.

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

NOTE 15 – SHARE-BASED COMPENSATION

Share-based Compensation

We recognize share-based compensation expense in cost of revenues and general and administrative expense based on the fair value of common shares issued for services. Share-based compensation expense for the three and nine months ended September 30, 2017 and 2016 is, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options granted to officers and directors for compensation	$—	$33,780	$1,812,456	$118,160
Warrants and options issued for consulting services	—	—	16,379	—
Common stock issued for services	68,984	—	170,958	—
Common stock accrued as payment for services, shares not yet issued	22,949	—	117,509	—
	$91,933	$33,780	$2,117,302	$118,160

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

On February 20, 2017, we entered into a consulting agreement with a third party that has a twelve month term, and which can be extended by mutual agreement. The agreement provides for the issuance of a five (5) year warrant to the consultant, upon the execution of the agreement, to purchase 250,000 shares of our common stock at a price of $0.18 per share, plus the payment of $7,500 on the first day of each month, beginning March 1, 2016, coupled with the monthly issuance of five (5) year warrants to purchase our common stock in a number of shares determined by dividing $7,500 by $0.18 per share. These warrants are exercisable at a price of $0.18 per share. During the nine months ended September 30, 2017, we recognized $84,380 of expense applicable to this consulting agreement.

On May 6, 2014, we entered into a consulting agreement with two third party consultants that has a nine month term, which can be renewed and/or extended by mutual agreement. Currently, the renewal of the agreement is under negotiation. The agreement provides for a $50,000 payment to the consultants at signing, which has been paid, and for three more $50,000 payments (a total of $200,000) and the issuance of 100,000 shares of our common stock upon the achievement of certain goals as set forth in appendix II of the agreement. During the three and nine months ended September 30, 2017 and 2016, we recognized no expenses applicable to this agreement At September 30, 2017 and December 31, 2016 the project was approximately 80% complete and $110,000 is included in accrued expenses on our consolidated balance sheets. The value of the 100,000 shares will be recognized upon achievement of the goals. The project has been suspended and it is unknown when it will resume.

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

UNITED CANNABIS CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

The Company has delivered seven (7) put notices to Tangiers as of September 30, 2017, and has received $1,380,204, under the terms of the equity line of credit agreement from the sale of 1,897,215 shares of our common stock to Tangiers. Subsequent to September 30, 2017, the Company delivered an additional put notice to Tangiers, and received $162,506, under the terms of the equity line of credit agreement from the sale of 267,703 shares of our common stock to Tangiers.

Legal Proceedings

We were not subject to any legal proceedings during the nine months ended September 30, 2017, and, to the best of our knowledge, no legal proceedings are pending or threatened.

NOTE 17 – SUBSEQUENT EVENTS

Subsequent Analysis of Operations

In accordance with ASC 855-10, we have analyzed our operations subsequent to September 30, 2017, to the date these condensed consolidated financial statements were issued, and have determined that, other than as disclosed above, we do not have any material subsequent events to disclose in these condensed financial statements.

Research Agreement

Under the terms of a research agreement entered into in October 2017 with the University of Florida Trustees (“UFT”), our subsidiary, Prana Therapeutics, Inc. committed to pay UFT $100,000, upon the execution of the research agreement, and $50,000 in each of the months of February 2018 and June 2018, for a total commitment of $200,000.

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

We own intellectual property relating to the legalized growth, production, manufacture, marketing, management, utilization and distribution of medical and recreational marijuana and marijuana infused products. We have entered into what we believe are significant agreements with partners where we have agreed to provide intellectual property and consulting services. We also have formalized strategic relationships with other businesses in the marijuana industry.

On August 15, 2017, the United States Patent and Trademark Office issued to the Company US Patent #9730911 (the “Patent”) granting exclusive rights to its proprietary formulations based on compounds extracted from cannabis plant materials; more specifically the composition of matter pertaining to the use of phytocannabinoids, cannabinoids, and specific terpene profiles in liquid form. This composition of matter Patent provides protection for our proprietary formulations. The Patent protects the use of suspending both phytocannabinoids and cannabinoids with specific combinations of cannabis derived terpenes in liquid forms with an array of delivery methods including capsule, sublingual, topical, oral, suppository, and vaporization. Cannabinoids referenced in the application include ratios of tetrahydrocannabinolic acid (THCa), cannabidiolic acid (CBDa), tetrahydrocannabinol (THC), cannabinol (CBN), cannabidiol (CBD), cannabichromenic acid (CBCa), and cannabichromene (CBC).

Our primary goal is to advance the use of phytocannabinoids therapeutics in medicine through research, product development and education. We are dedicated to improving the lives of patients. We provide the intellectual property, patented technology, trusted brands, clinical data, technical training, sales tools and methodologies necessary to assist our clients’ businesses for success. Our ACT Now Program utilizes our patented Prana Bio Nutrient Medicinals with a HIPPAA compliant electronic health record (“EHR”) software that enables physicians to create comprehensive sequencing charts specific to their patients’ medical aliments. The ACT Now EHR software allows for global monitoring, patient management, and effective cannabinoid therapy protocols.

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

Our Prana Aromatherapy Transdermal Roll-on line uses a proprietary blend of essential oils infused with cannabinoids designed to provide targeted and large surface relief with combinations of aromatherapy. The transdermal is a part of the complete patented Prana Bio Nutrient Medicinals line, which is offered in 5 categories (P1, P2, P3, P4, P5), with three delivery methods (sublingual, capsules, topical). Dosages range from 1mg to 50mg, are available in both raw and activated formulations, and paired with specific cannabis derived terpene profiles.

Our short term plan involves licensing the technology associated with our products to companies which are licensed to grow and sell medical marijuana in states where medical marijuana is legal. As of October 31, 2017, we had signed license agreements with two companies.

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

In furtherance of our long-term plan, on July 14, 2017, we acquired 95% of the voting interests of Prana Therapeutics, Inc. (“Prana”),  in consideration for the issuance of 5,730,000 shares of our shares of common stock. The acquisition of Prana broadens our foundation in plant-based drug development. Prana is a biotech company focused on developing targeted therapeutics for prevention of the negative side effects of chemotherapy, management of rheumatoid arthritis and treatment of brain cancer.

Similar to the use of the compounds found in the cannabis plant to create our Prana Bio Medicinal products, Prana identifies novel combinations of botanical compounds to address unmet medical needs. Prana’s principal drug, Epidiferphane™, is a leading example of how combinatorial targeting can be used to address complex and difficult-to-treat diseases.

Prana was founded by Drs. Brent Reynolds, a professor in the Department of Neurosurgery at the University of Florida, College of Medicine and Dennis Steindler, a professor of Medical Research in the Department of Neurosurgery at the University of Florida, College of Medicine, as well as, Dr. Loic Deleyrolle, a research assistant at McKnight Brain Institute at the University Florida; and, Prana’s business model is based on technology developed there. Drs. Reynolds and Steindler have filed on behalf of the University of Florida Research Foundation, Inc. (“University of Florida”) patents related to the composition of matter and use claims on this technology in the United States and internationally. Prana owns the exclusive, world-wide license to the technology through a licensing agreement with the University of Florida. Both Drs. Reynolds and Deleyrolle will continue as part time employees of Prana, while also serving as professors and performing research at the University of Florida. Dr. Steindler will not have any future affiliation with Prana, and Prana will be operated as a stand-alone, majority owned subsidiary of the Company.

We purchased Prana based upon our belief in the potential of Epidiferphane™ to help with the negative side effects of chemotherapy, inflammation and brain tumors;

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

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended September 30, 2017, as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenues	D

Decline caused for the most part by a changeover in the production process utilized by our affiliated licensee, which resulted in a shortage of finished product during the latter part of the second quarter, which had a continuing impact on production volumes in the third quarter. The affiliated licensee has implemented an automated system to help meet potential future demand.

Gross profit, as a % of revenue	D	Experienced lower profit margins on license fees, as a result of increased production costs incurred during the implementation by our affiliated licensee of an expanded automated production system.
Operating expenses	I

Greater amounts were spent on (i) marketing, advertising and new business development, (ii) research and development and (iii) legal, accounting, consulting and public reporting and general and administrative expenses.

Material changes in line items in our Statement of Operations for the nine months ended September 30, 2017, as compared to the same period last year, are discussed below:

Increase (I) or
Item	Decrease (D)	Reason

Revenues	D

Decline caused for the most part by a changeover in the production process utilized by our affiliated licensee, which resulted in a shortage of finished product during the latter part of the second quarter which had a continuing impact on production volumes in the third quarter. The affiliated licensee has implemented an automated system to help meet potential future demand.

Gross profit, as a % of revenue	D	Experienced lower profit margins on license fees, as a result of increased production costs incurred during implementation by our affiliated licensee of an expanded automated production system.
Operating expenses	I

Greater amounts were spent on (i) marketing, advertising and new business development, (ii) research and development and (iii) legal, accounting, consulting and public reporting. Additionally, share-based compensation of $2,117,302 was incurred during the nine months ended September 30, 2017, which included options granted to officers and directors that were fair valued at $1,812,456, while share-based compensation for the same period last year was $118,160.

The factors that will most significantly affect future operating results will be:

•	State by state regulatory changes with respect to marijuana in the United States; and
•	Rescheduling of marijuana by the federal government.

Capital Resources and Liquidity

Our material sources and (uses) of cash during the nine months ended September 30, 2017 and 2016 were:

	2017	2016
Cash used in operations	$(1,037,264)	$(258,607)
Improvements to cultivation facility and purchase of equipment	(261,560)	—
Purchase of intangible assets – patent applications and research	(125,858)	—
Cash acquired upon acquisition of subsidiary	347,307	—

Proceeds from sale of common stock - equity line of credit	1,380,204	—
Proceeds from issuance of convertible notes	—	316,478
Advances from officers and directors	254,943	52,500
Sale of common stock	64,804	—
Other	(87,500)	—

General

We presently have no material capital commitments for the twelve months ending September 30, 2018.

Other than as disclosed above, we do not know of any:

•	trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or
•	any significant changes in our expected sources and uses of cash.

We have an equity line of credit funding agreement for providing equity capital for up to $10,000,000 of funding through the purchase of shares of the Company’s common stock. During the term of the agreement, the Company may deliver a put notice to the financier, which will specify the number of shares which the Company will sell to the financier. As of September 30, 2017, we have received $1,380,204, under the terms of the equity line of credit agreement, from the sale of 1,897,215 shares of our common stock.

During the next twelve months, we anticipate that we will incur approximately $1,000,000 of general and administrative expenses in order to execute our current business plan. We also expect to incur significant sales, marketing, research and development expenses during the next twelve months, and we expect to spend approximately (i)  $2,000,000 on expanding our production capacity in Jamaica through advances to our 50% owned subsidiary, Cannabinoid Research & Development, Limited, (ii) $500,000 on pursing licensing and patent applications for products developed and licensed to our recently acquired 95% owned subsidiary, Prana Therapeutics, Inc., and (iii) $500,000 on solidifying agreements with potential licensees who might be utilizing or want to utilize our patented formulations and processes.

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

UNITED CANNABIS CORPORATION

November 15, 2017	By:	/s/ Earnest Blackmon
Earnest Blackmon
Principal Executive Officer

November 15, 2017	By:	/s/ John Walsh
John Walsh
Principal Financial Officer