Form 10-K
period 2017-12-31
United Cannabis Corp
filed 2018-03-29
CIK 1436161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-54582

United Cannabis Corporation

(Exact name of registrant as specified in its charter)

Colorado	46-5221947
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

301 Commercial Road, Unit D, Golden, CO 80401

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company" and “emerging growth” company in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

As of June 30, 2017, the market value of shares held by non-affiliates was approximately $1,365,000.

The number of shares outstanding of the registrant’s common stock as of March 28, 2018 was 64,112,932.

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

PART I

ITEM 1.

BUSINESS.

Background

United Cannabis Corporation (‘we” “our”, “us”, “UCANN”, or “the Company”) a Colorado corporation, was originally formed as a California corporation under the name MySkin, Inc. on November 15, 2007. MySkin was engaged in the business of providing management services to a medical spa in Los Angeles, California which provided various advanced skin care services until March 31, 2014, when this business was sold to the prior President of the Company.

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

The intellectual property we licensed includes know-how relating to the design and buildout of cultivation facilities, growing/cultivation systems, seed-to-sale protocols and procedures, products, access to a genetic catalogue including over 150 different strains, an advanced (non-psychoactive) cannabinoid sequencing therapy program utilizing patent-pending Prana Bio Nutrient Medicinals called the A.C.T. Now Program (“ACT Now” or “ACT Now Program”), security, regulatory compliance, and other methods and processes which relate to the cannabis industry.

In May 2014 we changed our corporate domicile from California to Colorado and changed our name to United Cannabis Corporation.

We own intellectual property relating to the legalized growth, production, manufacture, marketing, management, utilization and distribution of medical and recreational marijuana and marijuana infused products. We are focused on creating unique therapeutics for a wide range of diseases that can be utilized by patients globally. Our products are subject to all existing marijuana laws in the United States and foreign countries.

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

Our short-term plan involves licensing the technology associated with our products to companies which are licensed to grow and sell medical marijuana in states where medical marijuana is legal.

Our long-term plan is to perform clinical trials on the most promising products in our product line that are currently being manufactured in California. We intend to perform our phase I clinical trials at the West Indies University in Jamaica. We will fund the initial clinical trials by licensing our Prana product line to manufacturers in all legal territories in the United States and with revenue received for providing technical, financial and licensing consulting services. After our phase 1 clinical trials are complete, we plan on partnering with companies that have expertise in global pharmaceutical distribution and research for phase II and III clinical trials in the United States.

Prana Therapeutics

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

Industrial Hemp Plant

In December 2017 we leased an industrial building in Colorado where we will construct a state-of-the-art industrial hemp processing plant where we provide contract manufacturing for farmers working under the 2014 Federal Farm Bill and Colorado’s Department of Agriculture's Industrial Hemp Program. The multi-function facility will include extraction, purification, testing and processing equipment, as well as packaging, fulfillment, and secure storage capabilities.

Our manufacturing services will enable farmers to convert harvested industrial hemp plants into a range of products, including simple extracts, capsules and sublingual drops, and have them packaged for resale. The processing plant will also have the capability to process raw hemp seed through cold press extraction. Valuable fibrous bi-products generated through processing will also be collected for sale to a wide range of consumer product industries.

Colorado-grown hemp accounts for more than half of U.S. domestic hemp production, according to the Colorado Department of Agriculture. The Denver Post reported farms around in Colorado are expected to harvest up to 9,000 acres of hemp in 2017, compared with just 200 acres in 2014.

We lease the industrial building through September 30, 2018 for $7,500 per month. The plant became fully operational on March 6, 2018.

Harborside Health Association

On January 24, 2018 we entered into a non-exclusive licensing agreement with an affiliate of Harborside Health Association LLC.

The license provided Harborside with the rights to our technology which will enable Harborside to manufacture and distribute its proprietary line of products. In consideration for the license, Harborside will pay us the greater of:

•

5% of the gross price paid by Harborside for the manufacture of the products; or

•

2.5% of the wholesale price received by Harborside from the sale of the products.

For purposes of the agreement, the “wholesale price” for any product means the gross price obtained by a distributor licensed by Harborside from the sale of any products in an arm’s length transaction with another distributor or retailer, excluding cannabis tax payments for remittance to taxing authorities; and, for non-arm’s length sales, the average price which could have been obtained in an arm’s length transaction.

The technology licensed to Harborside covers our patented methods of extracting, preparing and using cannabis. The agreement has a term of three years.

Cannibinoid Research & Development Company Limited (“CRD”)

In August 2014, we acquired 50% of the capital stock of CRD. In August 2014, we agreed to fund the operations of CRD on terms mutually agreed upon by us and CRD. As of the date of this prospectus, CRD had ten employees and had applied to the Jamaican government for a license to conduct research on the benefits of cannabis which will be grown by CRD in Jamaica.

On March 16, 2018 Jamaica’s University of the West Indies’ Ethics Committee approved our proposal to conduct clinical trials on our Prana Bio Nutrient Medicinals P1 Capsules for the treatment of chronic pain.

The study will be conducted in conjunction with CRD at the Centre For Cannabis Research at the University of West Indies, Mona Campus, in Jamaica.

The Phase I study which will involve twelve patients, is expected to take 12 months and cost approximately $204,000.

Lasco Manufacturing Limited

On December 12, 2017 we entered into an agreement with Lasco Manufacturing Limited whereby we gave Lasco the right to manufacture and sell some of our products. The agreement is for a five year terms and covers Jamaica and most English-speaking countries in the Caribbean. The licensed products and the fees to be paid to us are:

Product	Fees
Prana Medicinal Hemp Capsules	$550 per gallon of concentrate
Prana Medicinal Hemp Sublingual	$737 per gallon of concentrate
Prana Roll-On Hemp	15% of the gross sales price
CBD Water	15% of the gross sales price
Prana Bolt Balm	15% of the gross sales price

Advesa

We have licensed our Prana products to Advesa, Inc. (“Advesa”), which is wholly owned by Tony Verzura, an officer, director and principal shareholder. Advesa has an exclusive right for five years to sell our Prana products in certain cities in California. In consideration for the exclusive license, Advesa is obligated to pay us a royalty on all Prana products sold by Advesa equal to the sale price of the Prana products, minus the cost of goods sold (computed without regard to depreciation, amortization, other non-cash items or allocation of overhead, general and administrative expenses or similar items). In addition, Advesa pays us a management fee of five percent of all Advesa gross revenue, minus the Prana royalty payable to us with respect to the sales of our Prana products.

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

The recent growth in the industry, has attracted many businesses trying to enter the market. Some of our competitors have greater capital resources and facilities which may enable them to compete more effectively in this market. Due to this competition, there is no assurance that we will not encounter difficulties in generating revenues. If we are unable to successfully compete with existing companies and new entrants to the market, this will have a negative impact on our business and financial condition.

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

As of January 31, 2018, 29 states and the District of Columbia allowed their citizens to use Medical Marijuana. Additionally, voters in the states of Colorado, Washington, Alaska, Oregon and the District of Columbia approved ballot measures to legalize cannabis for recreational use by adults. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level.

The previous administration under President Obama had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical cannabis. In this regard, the prior DOJ Deputy Attorney General of the Obama administration issued a memorandum (the “Cole Memo”) to all United States Attorneys providing updated guidance to federal prosecutors concerning cannabis enforcement under the CSA.

The Cole Memo noted that the Department of Justice is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provided guidance to Department of Justice attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following in preventing:

•

the distribution of cannabis to minors;

•

revenue from the sale of cannabis from going to criminal enterprises, gangs and cartels;

•

the diversion of cannabis from states where it is legal under state law in some for to other states;

•

state-authorized cannabis activity from being used as a cover or pretext for the trafficking of other illegal drugs or other illegal activity;

•

violence and the use of firearms in the cultivation and distribution of cannabis;

•

drugged driving and the exacerbation of other adverse public health consequences associated with cannabis use;

•

the growing of cannabis on public lands and the attendant public safety and environmental dangers posed by cannabis production on public lands; and

•

cannabis possession or use on federal property.

On January 4, 2018, the U.S. Attorney General Jeff Sessions issued the Sessions Memo stating that the Cole Memo was rescinded effectively immediately. In particular, Mr. Sessions stated that “prosecutors should follow the well-established principles that govern all federal prosecutions,” which require “federal prosecutors deciding which cases to prosecute to weigh all relevant considerations, including federal law enforcement priorities set by the Attorney General, the seriousness of the crime, the deterrent effect of criminal prosecution, and the cumulative impact of particular crimes on the community.” Mr. Sessions went on to state in the memorandum that “previous nationwide guidance specific to marijuana is unnecessary and is rescinded, effective immediately.”

It is unclear at this time whether the Sessions Memo indicates that the Trump administration will strongly enforce the federal laws applicable to cannabis or what types of activities will be targeted for enforcement.

However, on March 31, 2018 President Trump signed a $1.3 trillion budget bill that includes a provision that prevents the Justice Department, including the Drug Enforcement Administration, from using funds to arrest or prosecute patients, caregivers and businesses that are acting in compliance with state medical marijuana laws. This provision, known as the Rohrabacher-Blumenauer Amendment, prohibits the Justice Department from using federal funds to interfere with state medical marijuana programs.

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

On August 15, 2017, the United States Patent and Trademark Office issued to us U.S. Patent #9730911 granting exclusive rights to our proprietary formulations based on compounds extracted from cannabis plant materials; more specifically the composition of matter pertaining to the use of phytocannabinoids, cannabinoids, and specific terpene profiles in liquid form. This composition of matter Patent provides protection for our proprietary formulations. The Patent protects the use of suspending both phytocannabinoids and cannabinoids with specific combinations of cannabis derived terpenes in liquid forms with an array of delivery methods including capsule, sublingual, topical, oral, suppository, and vaporization. Cannabinoids referenced in the application include ratios of tetra- hydrocannabinolic acid (THCa), cannabidiolic acid (CBDa), tetrahydrocannabinol (THC), cannabinol (CBN), cannabidiol (CBD), cannabichromenic acid (CBCa), and cannabichromene (CBC).

Employees

As of March 31, 2018, we had seventeen employees. There is no union representation of our employees, and we have never experienced an involuntary work stoppage. We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good.

Effect of Environmental Laws

We are subject to federal, state, and local environmental laws and regulations, as well as the environmental laws and regulations of the foreign federal and local jurisdictions in which we have operations. We believe we are in material compliance with all such applicable laws and regulations.

Website Access

Our website address is www.unitedcannabis.us. We make available, free of charge on our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing such reports with, or furnishing them to, the Securities and Exchange Commission (“SEC”). Such reports are also available at www.sec.gov. Information contained on our website is not incorporated by reference in, or otherwise part of, this prospectus or any of our other filings with the SEC.

Offices

Effective August 1, 2017, we leased approximately 9,990 square feet of commercial space in Golden, Colorado, where our administrative offices and hemp laboratory are located. The term of the lease expires on July 31, 2020. Basic rent is $3,302, $3,500 and $3,800 per month for the years ending July 31, 2018, 2019 and 2020, respectively. We are also responsible for the payment of all utilities for this space.

ITEM 1A.

RISK FACTORS.

As a smaller reporting company, we are not required to provide the information required by this Item 1A.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

PROPERTIES.

See Item 1 of this report.

ITEM 3.

LEGAL PROCEEDINGS.

We are not involved in any legal proceedings and we do not know of any legal proceedings which are threatened or contemplated.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTC Markets Group, Inc.’s OTCBB tier under the symbol “CNAB.” The following is a summary of the high and low sales prices of our common stock for the periods indicated, as reported by the OTC Markets Group, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

	High	Low
Year ended December 31, 2016
First Quarter	$0.79	$0.17
Second Quarter	$0.48	$0.15
Third Quarter	$0.42	$0.16
Fourth Quarter	$3.35	$0.43

	High	Low
Year ended December 31, 2017
First Quarter	$2.40	$1.33
Second Quarter	$1.59	$0.56
Third Quarter	$1.15	$0.73
Fourth Quarter	$2.02	$0.56

On March 28, 2018, the closing price of our common stock was $0.98.

Stockholders

As of March 28, 2018, we had 57 shareholders of record and 63,844,096 outstanding shares of common stock.

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements set forth below under this caption constitute forward-looking statements. See “Forward-Looking Statements” in the Prospectus Summary.

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Prospectus.

Overview

We were originally formed as a California corporation under the name MySkin, Inc. on November 15, 2007. MySkin was engaged in the business of providing management services to a medical spa in Los Angeles, California which provided various advanced skin care services until March 31, 2014, when this business was sold to the prior President of the Company.

Following this sale, we changed our focus to providing products, services and intellectual property to the cannabis industry.

Results of Operations

Year Ended December 31, 2017

Item	Increase (I) or Decrease (D)	Reason
Revenues	D

Decline caused for the most part by a changeover in the production process utilized by our affiliated licensee, which resulted in a shortage of finished product and a decline in royalties received from our licensee during the second half of 2017.

Gross profit, as a % of revenue	I	Increased because deferred license fee revenue during 2017, which has no associated cost of revenues, was a much higher percentage of total revenues as compared to 2016.
Operating expenses	I

Greater amounts were spent on (i) marketing, advertising and new business development, (ii) research and development and (iii) legal, accounting, consulting and public reporting. Additionally, share-based compensation of $3,770,279 was incurred during the year ended December 31, 2017, which included options granted to officers and directors that were fair valued at $2,660,159, while share-based compensation for the same period last year was $814,000. Research and development increased $270,844 over 2016 due to the costs associated with perfecting our extraction process for CBD from hemp plants.

Non-Operating expenses	I

Our other non-operating expense was $1,015,446 and $3,086,982 for the years ended December 31, 2017 and 2016, respectively. The decrease in other non-operating expenses is due for the most part to (i) $1,870,665 of losses on derivative liabilities in 2016 that were not incurred in 2017, (ii) a decrease of $356,903 in interest expense in 2017 compared to 2016, (iii) a decrease in the amortization of debt discount in the amount of $267,658 in 2017, and (iv) an increase of $582,881 from losses due to discounts experienced in the issuance of common stock in and (v) cash and the value of shares of our common stock (collectively $122,139) paid to settle a dispute with a former employee.

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

Capital Resources and Liquidity

During the year ended December 31, 2017, we incurred losses of $5,907,512 and used cash in operating activities of $1,878,276 respectively, compared to $3,854,004 of losses and $274,670 of cash used in our operating activities for the year ended December 31, 2017. At December 31, 2017 and 2016, we had a working capital deficit of $288,438 and $393,182, respectively, and an accumulated deficit of $15,269,845 at December 31, 2017. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Net cash used in operating activities for the years ended December 31, 2017 and 2016, was $1,878,276 (and $274,670, respectively. This increase in cash used in operating activities was primarily due to the negative impact in our operating cash flows resulting from an increase in general and administrative expenses during the twelve months ended December 31, 2017 as compared to the same period in 2016.

Net cash used in investing activities for the years ended December 31, 2017 and 2016 was $508,261 and $0.0, respectively. This increase was due for the most part to payments made for construction in process at our cultivation and extractions facilities in the amount of $621,731, reduced by $363,134 of cash acquired in the acquisition of Prana Therapeutics, Inc. The increase was also do to the purchase of intangible assets in the amount of $197,164 during the year ended December 31, 2017.

Net cash provided by financing activities for the years ended December 31, 2017 and 2016 was $3,099,563 and $268,871, respectively. The increase was primarily due to the increase of $2,682,751 in proceeds from the issuance of common stock under our equity financing line, and the increase in proceeds from notes payable to and advances from officers and directors in the amount of $254,943 during the year ended December 31, 2017.

Future minimum amounts the Company is required to pay under the terms of its operating leases are, as shown below;

	2018	2019	2020	2021	2022
Cultivation and extraction facility in Weldona, Colorado	$90,000	$90,000	$90,000	$90,000	$67,500
Administrative offices and extraction and testing laboratory in Golden, Colorado	40,612	43,498	26,597	—	—
Cultivation and extraction facility in Jamaica	1	1	1	1	1
	$130,613	$133,499	$116,598	$90,001	$67,501

The future minimum payments under the terms of our material contractual obligations are, as shown below.

	2018	2019	2020	2021	2022h
Operating leases	$130,613	$133,499	$116,598	$90,001	$67,501
Research laboratory at the University of Florida School of Medicine	303,544	—	—	—	—
Clinical trials at the West Indies School of Medicine	101,182	102,364	—	—	—
	$535,339	$235,863	$116,598	$90,001	$67,501

In addition to the above disclosed material contractual obligations, we may also incur significant sales, marketing, research and development expenses during the next twelve months, and we expect to spend approximately (i) $2,000,000 on expanding our production capacity in Jamaica through advances to our 50% owned subsidiary, Cannibinoid Research & Development, Limited, (ii) $500,000 on pursing licensing and patent applications for products developed and licensed to our recently acquired 95% owned subsidiary, Prana Therapeutics, Inc., and (iii) $500,000 on solidifying agreements with potential licensees who might be utilizing or want to utilize our patented formulations and processes.

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

Not applicable.

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

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective as of December 31, 2017, because of the identification of a material weakness in our internal control over financial reporting which is described below. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in their Internal Control-Integrated Framework, updated in May 2013. Based on this evaluation, our management concluded that that our internal control over financial reporting was not effective as of December 31, 2017.

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

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See Item 11 of this report.

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

Name	Age	Positions

Earnest Blackmon	45	CEO, President, principal financial and accounting officer and director
Chad Ruby	42	Chief Operating Officer, Secretary, and director
Tony Verzura	39	Vice President, Chief Technical Officer and director
John Walsh	72	Treasurer and Principal Financial Officer
Dr. Brent Reynolds	55	Chief Research Officer

The following is a brief summary of the background of each officer and director including their principal occupation during the five preceding years. Neither of these persons is a financial expert as that term is defined by the SEC. All directors will serve until their successors are elected and qualified or until they are removed.

Earnest Blackmon has been a director since April 2014. He was elected President in March 2014 and was elected CEO and principal financial officer in June 2014. Mr. Blackmon has been the President and owner of Blue River Inc., which is engaged in creating and retailing aroma therapy products since February 2015. He has served as the master grower and Chief Technical Officer/Member of RiverRock LLC, which is engaged in growing and selling medical and recreational marijuana from November of 2009 to July 2015. He served as the Chief Operating Officer/Owner of Sweet Lawn and Landscaping in Tampa, Florida from January of 2004 to June of 2008 and from July 2008 until October 2009 he consulted with several collectives in California on their cultivation methods. Mr. Blackmon attended John’s Hopkins University from 1991 to 1992. We believe that his twenty years of experience in the commercial horticulture industry and more specifically in growing marijuana and his six years in the cannabis industry enable him to make valuable contributions to our board of directors.

Chad Ruby has been a director since April 2014. He was elected Chief Operating Officer in March 2014 and was elected Secretary and Treasurer in August 2014. He has been a portfolio manager, real estate broker and appraiser for the last 15 years. He started with Hudson Appraisals, Inc. in 2002 and became a partner and Chief Operating Officer in February of 2005, and he resigned as Chief Operating Officer in June of 2008. Mr. Ruby was employed by NRT REO Experts, LLC, Orlando, Florida, as a portfolio manager from June of 2008 until April 2014. During 2013 and 2014 he was a part-time consultant for RiverRock LLC, which is engaged in growing and selling medical and recreational marijuana. Mr. Ruby graduated from the University of Central Florida in 2010 with a B.S. in Finance. We believe that Mr. Ruby’s thirteen years of real estate and business experience combined with his college degree in finance and his consulting experience with RiverRock LLC qualify him to serve as a member of our board of directors.

Tony Verzura has been a director since April 2014. He was elected Vice President and Chief Technical Officer in March 2014. Mr. Verzura has been the Vice President and owner of Blue River Inc., which is engaged in creating and retailing aroma therapy products since February 2015. He has served as the patient care facilitator and Chief Operating Officer for RiverRock LLC, which is engaged in growing and selling medical and recreational marijuana in Denver, Colorado, from November of 2009 to July 2015. Mr. Verzura attended Florida International University from 1999 to 2003. We believe that Mr. Verzura’s six years of experience as Chief Operating Officer of RiverRock LLC enables him to make valuable contributions to our board of directors.

John Walsh has been our Treasurer and Principal Financial Officer since August 2017. Mr. Walsh is a former partner of the international accounting firm of Touche Ross & CO. (now Deloitte Touche Tohmatsu Limited), and has over 40 years of experience in the accounting and financial services industry, including reporting requirements and GAAP oversight for publicly registered companies. Subsequent to his professional association with Deloitte, he has provided independent consulting services to such companies as AT&T Broadband (now Comcast), the Casualty Insurance Division of CNA Financial, the Construction Division of Lafarge North America, and Crown Media (the Hallmark cable and movie channel). At Crown Media, Mr. Walsh served as its interim Chief Financial Officer for a three-year period. Prior to joining us as a consultant in February 2016, he served as a GAAP consultant (January 2014 to November 2016) to a public company that provided cultivation facility leasing and fulfilment services to licensed holders of retail and medical marijuana outlets in the state of Colorado.

Brent A. Reynolds, Ph.D., has been our Chief Research Officer since July 2017. Dr. Reynolds attended the University of Calgary, where he received his M.Sc. and Ph.D. in 1989 and 1994, respectively. While working on his Ph.D. thesis Reynolds co-discovered the existence of stem cells in the adult mammalian brain, a finding that overcame a century old dogma that the mature brain did not have the capacity to repair itself. After graduating, Reynolds co-founded the first neural stem cell company, NeuroSpheres, Ltd., where he was a director and vice president of research. Here he developed a strong patent portfolio in the neural stem cell field, developing and protecting protocols related to the application of stem cell technology in brain repair. Today, these patents and technology have been licensed to numerous biotechnology companies that are testing the efficacy in over half a dozen clinical trials for diseases such as spinal cord injury, stroke, ALS and pediatric disorders. After a brief hiatus, where Reynolds studied and practiced Traditional Chinese Medicine, he returned to industry working with StemCell Technologies in Vancouver, Canada. In 2004, Reynolds returned to academic science as a professor at the Queensland Brain Institute at the University of Queensland in Australia where he continued refining the application of neural stem cells for repairing the damaged brain. In 2008, Reynolds was recruited to the department of Neurosurgery at the University of Florida and has focused his efforts on studying aggressive pediatric and adult brain cancer and developing novel translational approaches to combat this lethal disease. Working with a multidisciplinary group of scientists, the team is taking the unique approach that cancer can be managed as a chronic disease by applying the principles that have been used in ecology to manage wildlife and pest populations. Based on the lessons learned over the past 80 years by ecologists, the team is focused on using multimodal low toxicity therapeutics to enforce a stable tumor population that exists below a threshold that has any harmful effects. Dr. Reynolds has more than 60 publications, including papers in Science, Cell and Nature, with several manuscripts receiving over 1,000 citations. In addition, he is an inventor on 18 granted US patents. Dr. Reynolds is currently a professor in the department of neurosurgery at UF; adjunct professor at the University of New South Wales, Sydney, Australia; an honorary professor at the Queensland Brain Institute, Australia; and program director for StepAhead, Australia. NIH, NHMRC and numerous foundations have funded his lab. Since January 22, 2012 Dr. Reynolds has been the Chief Executive Officer of Prana Therapeutics, Inc., a company we acquired in July 2017.

None of the directors are independent directors as that term is defined in Section 803 of the NYSE MKT Company Guide.

Employment Agreements

We currently do not have any employment agreements with any of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2017, all of our executive officers and directors complied with all Section 16(a) filing requirements, with the exception of Earnest Blackmon, who filed five Form 4’s covering twelve transactions after their due dates, and Tony Verzura, who filed two Form 4’s covering four transactions after their due dates.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us.

Stockholder Communications

Our board has determined not to adopt a formal methodology for communications from stockholders on the belief that any communication would be brought to the board’s attention by each of our officers or directors.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee or a committee performing similar functions. Our board as a whole participates in the review of financial statements and disclosure. We also do not have an audit committee financial expert.

Compensation Committee Interlocks and Insider Participation

None of our executive officers served as a member of the compensation committee or as a director of another entity one of whose executive officers served on our compensation committee or as one of our directors.

ITEM 11.

EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth for fiscal 2017 and 2016, the compensation awarded to, paid to, or earned by our executive officers.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All other Compensation ($)	Total ($)

Ernie Blackmon	2017	250,000	274,750	—	520,750
CEO, President	2016	—	208,811	—	280,811

Chad Ruby	2017	250,000	1,618,750	—	1,868,750
Chief Operating Officer, Secretary, Treasurer	2016	70,798	194,890	—	265,686

Tony Verzura	2017	250,000	274,570	—	348,750
Vice President, Chief Technical Officer	2016	52,000	280,890	—	260,811

John Walsh	2017	74,000	274,500	—	348,750
Principal Financial and Accounting Officer	2016	—	—	—	—

Brent Reynolds	2017	60,000	12,000	—	72,000
Chief Research Officer	2016	—	—	—	—

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

The following shows the amounts we expect to pay to our officers during the twelve months ending December 31, 2018, and the amount of time these persons expect to devote to our business.

Name	Compensation	devoted to our business

Ernie Blackmon	$250,000	100%
Chad Ruby	$250,000	100%
Tony Verzura	$250,000	100%
John Walsh	$250,000	100%
Brent Reynolds	$120,000	40%

Stock Incentive Plans

We have three Stock Incentive Plans. The terms and conditions of any stock issued and the terms and conditions of any options granted, including the price of the shares of common stock issuable on the exercise of options, are governed by the provisions of our Stock Incentive Plans and any agreements with the Plan participants.

On January 23, 2018 we adopted our 2018 Stock Incentive Plan. On February 2, 2018 we granted options to the persons shown below pursuant to this plan.

Name	Shares issuable Upon Exercise of Option	Option Exercise Price	Expiration Date

Earnest Blackmon	1,000,000	$1.08	2/2/2028
Chadwick Ruby	3,250,000	$1.08	2/2/2028
Tony Verzura	750,000	$1.08	2/2/2028
John Walsh	1,000,000	$1.08	2/2/2028

The following lists, as of March 28, 2018 the options and shares granted pursuant to the Stock Incentive Plans. Each option represents the right to purchase one share of our common stock.

Name of Plan	Total Shares Reserved Under Plan	Shares Reserved for Outstanding Options	Shares Options Exercised	Shares Issued as Stock Bonus	Remaining Options/Shares Under Plan

2014 Stock Incentive Plan	4,000,000	2,680,000	1,000,000	—	320,000

2017 Stock Incentive Plan	6,000,000	3,957,500	600,000	—	1,442,500

2018 Stock Incentive Plan	12,000,000	6,000,000	—	600,000	5,400,000

Pursuant to the Plans, awards may be in the form of Incentive Stock Options, Non-Qualified Stock Options, or Stock Bonuses.

Incentive Stock Options

All of our employees of the Company are eligible to be granted Incentive Stock Options pursuant to the Plans as may be determined by our Board of Directors which administers the Plans.

Options granted pursuant to the Plans terminate at such time as may be specified when the option is granted.

The total fair market value of the shares of common stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

In the discretion of the Board of Directors, options granted pursuant to the Plans may include installment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any option) is first exercisable. However, no option, or any portion thereof may be exercisable until one year following the date of grant. In no event shall an option granted to an employee then owning more than l0% of our common stock be exercisable by its terms after the expiration of five years from the date of grant, nor shall any other option granted pursuant to the Plans be exercisable by its terms after the expiration of ten years from the date of grant.

Non-Qualified Stock Options

Our employees, directors and officers, and consultants or advisors are eligible to be granted Non-Qualified Stock Options pursuant to the Plans as may be determined by our Board of Directors which administers the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting our common stock.

Options granted pursuant to the Plans terminate at such time as may be specified when the option is granted.

In the discretion of the Board of Directors options granted pursuant to the Plans may include installment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any option) is first exercisable. In no event shall an option be exercisable by its terms after the expiration of ten years from the date of grant.

Stock Bonuses

Our employees, directors and officers, and consultants or advisors are eligible to receive a grant of our shares, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting our common stock. The grant of the shares rests entirely with our Board of Directors which administer the Plans. It is also left to the Board of Directors to decide the type of vesting and transfer restrictions which will be placed on the shares.

Outstanding Equity Awards

Outstanding equity awards as of December 31, 2017 are as follows:

Name	Number of securities underlying unexercised options	Option exercise Price ($)	Option expiration date

Ernie Blackmon	200,000	$0.70	1/06/2025
Ernie Blackmon	50,000	$0.20	1/09/2026
Ernie Blackmon	100,000	$0.56	5/30/2027
Ernie Blackmon	250,000	$0.875	12/08/2027
	600,000

Chad Ruby	200,000	$0.70	1/06/2025
Chad Ruby	980,000	$0.20	1/09/2026
Chad Ruby	2,600,000	$0.56	5/30/2027
Chad Ruby	250,000	$0.875	12/08/2027
	4,030,000

Tony Verzura	200,000	$0.70	1/06/2025
Tony Verzura	1,050,000	$0.20	1/09/2026
Tony Verzura	100,000	$0.56	5/30/2027
Tony Verzura	250,000	$0.875	12/08/2027
	1,600,000

John Walsh	100,000	$0.56	5/30/2027
John Walsh	250,000	$0.875	12/08/2027
	350,000

John Walsh also holds warrants to purchase 641,000 shares of our common stock. The warrants are exercisable at prices between $0.19 and $1.25 and expire at various dates prior to April 30, 2022.

Securities Authorized for Issuance under Stock Incentive Plans

The following table shows information with respect to each Stock Incentive Plan under which our common stock is authorized for issuance as of December 31, 2017:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Incentive Plan	3,680,000	$0.31	320,000
2017 Stock Incentive Plan	3,957,500	$0.65	2,042,500

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors

During the fiscal year ended December 31, 2017 we did not compensate our directors for acting as such.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table shows the ownership of our common stock and Series A preferred stock as of March 28, 2018, by (i) each person whom we know beneficially owns more than 5% of the outstanding shares of our common stock or preferred stock; (ii) each of our executive officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, to our knowledge each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise specified, the address of each of the persons set forth below is in care of UCANN at 301 Commercial Road, Unit D, Golden, CO 80401.

Common Stock

	Number of		Percentage
Name	Shares Owned		of Class

Ernie Blackmon	23,437,610	(1)	35.7%
Chad Ruby	7,863,772	(2)	11.0%
Tony Verzura	15,833,055	(3)	23.9%
John Walsh	2,066,000	(4)	3.7%
Brent Reynolds	2,350,000		3.7%

All executive officers and directors as a group (five persons)	51,099,175		66.9%

(1)

Includes 1,600,000 shares underlying currently exercisable stock options held by Mr. Blackmon.

(2)

Includes 7,280,000 shares underlying currently exercisable stock options held by Mr. Ruby.

(3)

Includes 2,350,000 shares underlying currently exercisable stock options held by Mr. Verzura.

(4)

Includes 1,991,000 shares underlying currently exercisable stock options and warrants held by Mr. Walsh.

Series A Preferred Stock

	Series A	Percentage
Name	Preferred Shares	of Class

Ernie Blackmon	1,000	50%
Chad Ruby	500	25%
Tony Verzura	500	25%

Each preferred share is entitled to 15,000 votes on all matters submitted to the vote of our shareholders, is entitled to an annual dividend of $0.05 per share when, as, and if declared by our directors, and is convertible at any time, at the option of the holder of the preferred shares, into one share of our common stock.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

On April 6, 2016, we borrowed $25,000 from Ernest Blackmon and $25,000 from Tony Verzura and used the proceeds to repay principal and interest applicable on our $102,000 convertible promissory note dated October 12, 2015, to JSJ Investments Inc. The loans, together with interest at 12% per year, are payable on demand. We may prepay the loans at any time. Our agreements with Mr. Blackman and Mr. Verzura require that the amount we must repay each of them is $28,570.

During the years ended December 31, 2017 and 2016, Mr. Blackmon, Mr. Verzura and Mr. Ruby, paid obligations and expenses on behalf of us with their personal funds. These payments have been recorded in our consolidated balance sheets as a component of Notes payable to and advances from officers and directors.

We have licensed our Prana products to Advesa, Inc. (“Advesa”), which is wholly owned by Tony Verzura, an officer, director and principal shareholder. Advesa has an exclusive right for five years to sell our Prana products in certain cities in California. In consideration for the exclusive license, Advesa is obligated to pay us a royalty on all Prana products sold by Advesa equal to the sale price of the Prana products, minus the cost of goods sold (computed without regard to depreciation, amortization, other non-cash items or allocation of overhead, general and administrative expenses or similar items). In addition, Advesa pays us a management fee of five percent of all Advesa gross revenue, minus the Prana royalty payable to us with respect to the sales of our Prana products.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

On November 10, 2015, we engaged the services of Pritchett, Siler & Hardy, PC as our independent registered public accounting firm.

During the fiscal year ending December 31, 2015, Pritchett was our independent registered public accounting firm and remained so through March 23, 2016. In March 2016, we dismissed Pritchett and we engaged the services of B.F. Borgers, CPA PC., as our independent registered public accounting firm.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2017 and 2016.

	2017	2016
Borgers
Audit fees	$36,400	$38,400
Audit related fees	—	—
Tax fees	$12,900	—
All other fees	—	—

	2017	2016
Pritchett
Audit fees	—	—
Audit related fees	—	$2,500
Tax fees	—	—
All other fees	$750	—

Audit fees represent amounts invoiced for professional services rendered for the audit of our annual financial statements and the reviews of the financial statements included in our Form 10-Q Reports. Audit related fees pertain to reviews of our 1933 and 1934 Act filings.

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

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(A)

Financial Statement Schedules for each of the two years in the period ended December 31, 2017 have been omitted because they are either not required or the information is included in the financial statements and notes thereto.

(B)

Exhibits

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit	Description
2	Plan of Merger dated April 10, 2014 (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (3)
4.1	Warrant issued to Sláinte Ventures, LLC (9)
4.2	2017 Stock Incentive Plan (10)
4.3	2018 Stock Incentive Plan (11)
10.1	License Agreement with Earnest Blackmon, Tony Verzura and Chad Ruby dated March 26, 2014 (4)
10.2	Asset Assignment and Purchase Agreement dated March 31, 2014 (5)
10.3	(Reserved)
10.5	Promissory Note, dated April 6, 2016, payable to Earnest Blackmon (6)
10.6	Promissory Note, dated April 6, 2016, payable to Tony Verzura (7)
10.7	Agreement with Cannibinoid Research and Development Company Limited (12)
10.12	2016 Investment Agreements with Tangiers Global, LLC (13)
10.13	Licensing Agreement – Advesa (14)
10.14	2018 Investment Agreement with Tangiers Global, LLC (15)
10.15	License Agreement (Harborside) (16)
10.16	License Agreement (Lasco) (17)
21	Subsidiaries (8)
23	Consent of Accountants
31

Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

(7)

Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on April 13, 2016.

(8)

Incorporated by reference to Exhibit 21.1 filed with the Registrant’s 10-K report for the year ended December 31, 2014.

(9)

Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 24, 2016.

(10)

Incorporated by reference to Exhibit 4(c) filed with the Registrant’s S-8 Registration Statement (file number 333-219134).

(11)

Incorporated by reference to Exhibit 4(b) filed with the Registrant’s S-8 Registration Statement (file number 333-222997).

(12)

Incorporated by reference to Exhibit 10.7 filed with the Registrant’s S-1 Registration Statement (file 333-216222).

(13)

Incorporated by reference to Exhibit 10.12 filed with the Registrant’s S-1 Registration Statement (file 333-216222).

(14)

Incorporated by reference to Exhibit 10.13 filed with the Registrant’s S-1 Registration Statement (file 333-223101).

(15)

Incorporated by reference to Exhibit 10.14 filed with the Registrant’s S-1 Registration Statement (file 333-223101).

(16)

Incorporated by reference to Exhibit 10.15 filed with the Registrant’s S-1 Registration Statement (file 333-223101).

(17)

Incorporated by reference to Exhibit 10.16 filed with the Registrant’s S-1 Registration Statement (file 333-223101).

UNITED CANNABIS CORPORATION

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of United Cannabis Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Cannabis Corporation and its subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company incurred recurring losses from operations, has net current liabilities and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2016.

Lakewood, Colorado

March 28, 2018

UNITED CANNABIS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$825,645	$112,621
Inventory	43,200	—
Other current assets	23,028	—
Accounts receivable, net	—	24,484
Due from related parties	—	26,775
Total current assets	891,873	163,880

Construction in process – extraction facilities	832,697	—
Cultivation facility and laboratory equipment and office furniture and fixtures, net of accumulated amortization and depreciation of $39,385 and $0.0 at December 31, 2017 and December 31, 2016, respectively	199,821	—
Granted patents, net of accumulated amortization of $2,679 and $0.0 for December 31, 2017 and 2016, respectively	139,638	—
Intangible assets	170,519	32,273
Equity method investments	—	88,000
Goodwill	4,838,603	—
Total assets	$7,073,151	$284,153

LIABILITIES & STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$371,711	$25,048
Accrued expenses	10,184	55,264
Installment loan payable	46,667	—
Current portion of deferred revenue	180,000	180,000
Accrued wages payable to officers, directors and employees	310,401	113,703
Notes payable to and advances from officers and directors	261,348	57,500
Convertible notes payable, net of a $34,543 debt discount	—	125,547
Total current liabilities	1,180,311	557,062
Long term liabilities:
Deferred revenue, net of current portion	23,750	203,750
Total liabilities	1,204,061	760,812
COMMITMENTS AND CONTINGENCIES – Note 19
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized; 2,000 Series A shares and none outstanding at December 31, 2017 and December 31, 2016, respectively	2,200	—
Common stock, 100,000,000 shares authorized; 62,862,066 and 50,650,994 outstanding at December 31, 2017 and December 31, 2016, respectively	21,186,888	8,885,674
Accumulated deficit	(15,269,845)	(9,362,333)
Total equity (deficit) attributable to stockholders of the Company	5,919,243	(476,659)
Non-controlling interest (deficit)	(50,153)	—
Total stockholders’ equity (deficit)	5,869,090	(476,659)
Total liabilities and stockholders' equity	$7,073,151	$284,153

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2017	2016
Revenues:
Revenues, non-affiliates	$180,000	$695,095
Revenues, affiliate	182,323	20,000
Total revenues	362,323	715,095
Cost of revenues:
Cost of revenues, non-affiliate	—	335,571
Cost of revenues, affiliate	134,795	7,500
Total cost of revenues	134,795	343,071
Gross profit	227,528	372,024
Operating expenses:
Marketing, advertising and new business development	142,094	68,007
Research and development	293,968	23,124
Legal, accounting, consulting and public reporting	878,257	643,913
General and administrative	4,101,367	404,002
Total operating expenses	5,415,686	1,139,046
Loss from operations	(5,188,158)	(767,022)
Other income (expense):
Other income and expenses	—	184,875
Loss on derivative liabilities	—	(1,894,258)
Interest expense	(61,534)	(418,437)
Amortization of debt discount	—	(267,258)
Loss on extinguishment of debt and repurchase of warrants	(248,892)	(691,904)
Loss on settlement of dispute	(122,139)	—
Loss on issuance of common stock	(582,881)	—
Loss before taxes on income	(6,203,604)	(3,854,004)
Provision for taxes on income	—	—
Net Loss	(6,203,604)	(3,854,004)
Loss attributable to non-controlling interests	296,092	—
Net Loss attributable to common shareholders	$(5,907,512)	$(3,854,004)

Basic and diluted net loss per share:	$(0.11)	$(0.08)

Basic and diluted weighted-average common shares outstanding:	54,261,197	46,722,407

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

						Non-
	Preferred Stock		Common Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Deficit	Interests	Total
December 31, 2015	—	$—	44,988,501	$3,039,448	$(5,508,329)	$—	$(2,468,881)
Options issued to officers and directors for accrued wages	—	—	—	612,512	—	—	612,512
Warrants issued for services	—	—	—	319,419	—	—	319,419
Shares issued for compensation	—	—	565,576	271,097	—	—	271,097
Shares issued for payables and accrued expenses	—	—	509,549	223,484	—	—	223,484
Conversion of note to Tangiers	—	—	284,3698	473,966	—	—	473,966
Conversion of notes payable	—	—	1,638,731	3,845,748	—	—	3,845,748
Share buy-back with exercise of put option	—	—	104,939	100,000	—	—	100,000
Net Loss	—	—	—	—	(3,854,004)	—	(3,854,004)
December 31, 2016	—	—	50,650,994	8,885,674	(9,362,333)	—	(476,659)
Issuance of preferred stock	2,000	2,200	—	—	—	—	2,200
Consolidation of Cannabinoid Research & Development Limited as a 50% variable interest entity	—	—	—	—	—	(18,872)	(18,872)
Shares issued for payables and accrued expenses	—	—	66,000	93,002	—	—	93,002
Conversion of note	—	—	379,100	381,576	—	—	381,576
Shares issued for advisory board services	—	—	111,173	113,336	—	—	113,336
Shares issued for professional and consulting services	—	—	239,700	249,833	—	—	249,833
Options and warrants issued to officers and directors	—	—	—	2,660,159	—	—	2,660,159
Shares issued as compensation	—	—	163,534	170,233	—	—	170,233
Shares issued in settlement of disputes	—	—	100,000	102,139	—	—	102,139
Sale of common stock	—	—	271,136	208,982	—	—	208,982
Shares issued upon draws under our equity line of credit	—	—	3,714,238	3,228,954	—	—	3,228,954
Shares issued to acquire Prana Therapeutics, Inc.	—	—	5,730,000	4,870,500	—	264,811	5,135,311
Exercise of options and warrants	—	—	1,436,191	222,500	—	—	222,500
Net Loss	—	—	—	—	(5,907,512)	—	(5,907,512)
Non-Controlling Interests – Cannabinoid Research & Development Limited.	—	—	—	—	—	(291,918)	(291,918)
Non-Controlling Interest – Prana Therapeutics, Inc.	—	—	—	—	—	(4,174)	(4,174)
December 31, 2017	2,000	$2,200	62,862,066	$21,186,888	$(15,269,845)	$(50,153)	$5,869,090

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,203,604)	$(3,854,004)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase (decrease) in provision for losses on accounts receivable	—	(4,619)
Amortization of debt discount	30,453	267,258
Depreciation and amortization	40,161	—
Amortization of deferred financing costs	—	32,400
Loan origination discount	—	15,500
Share-based compensation, net	3,286,565	622,450
Discount on issuance of shares of common stock	582,881	—
Loss on settlement of dispute	122,139	—
Loss on revaluation of derivative liabilities	—	1,894,258
Loss on extinguishment of debt and repurchase of warrants	248,892	691,904
Loss on non-marketable equity securities	—	15,125
Abandonment of consulting project and resultant recognition of deferred revenue	—	(200,000)
Changes in operating assets and liabilities:
Accounts receivable	24,484	33,570
Other current assets	(23,028)	—
Due from related party	26,775)	(18,491)
Inventory	(43,200)	—
Prepaid expenses	—	56,341
Accounts payable and accrued expenses	(81,876)	239,935
Deferred revenue	(180,000)	(180,000)
Accrued wages payable to officers and directors	213,698	42,695
Notes payable to and advances from officers and directors	77,384	71,008
Net cash used in operating activities	(1,878,276)	(274,670)

Investing activities:
Cash acquired upon acquisition of subsidiary	363,134	—
Improvements to cultivation and extraction facilities and purchase of equipment	(621,731)	—
Purchase of intangible assets	(197,164)	—
Return of deposit	(32,500)	—
Cash portion of settlement of dispute	(20,000)	—
Net cash provided by (used in) investing activities	(508,261)	—

Financing activities:
Proceeds from issuance of common stock – equity financing line	2,682,750	—
Proceeds from notes payable to and advances from officers and directors	254,942	50,000
Net proceeds from issuance of convertible debt and warrants	—	316,478
Repayment of convertible debt and notes payable	(31,000)	(242,607)
Proceeds from issuance of common shares and exercise of warrants	192,869	145,000
Net cash provided by (used in) financing activities	3,099,561	268,871

Net increase (decrease) in cash	713,024	(5,799)
Cash, beginning of period	112,621	118,420
Cash, end of period	$825,645	$112,621

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016
Supplemental schedule of cash flow information:
Cash paid for interest	$—	$8,165
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued in the acquisition of Prana Therapeutics, Inc.	$4,870,500	$—
Issuance of stock options in exchange for accrued wages payable to officers and directors	$—	$612,512
Common stock issued upon exercise of cashless warrants	$350,000	$700,000
Reduction of convertible notes payable due to the conversion by Tangiers Investment Group	$—	$220,000
Issuance of common stock upon conversion of debt and loss on extinguishment of debt	$381,576	$473,965
Reduction of three convertible notes payable due to the conversion by Slainte Ventures	$—	$206,978
Issuance of common stock upon conversion of Slainte Ventures note payable	$—	$218,038
Reduction of note payable due to the conversion by Slainte Ventures	$—	$600,000
Issuance of common stock upon conversion of Slainte Ventures note payable	$—	$3,845,748
Reduction of notes payable in exchange for 1,100,000 shares of common stock of WeedMD	$—	$175,000
Acquisition of equipment from related party	$99,200	$—
Warrants cancelled	$—	$(3,000,000)

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, 29 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of California, Colorado, Washington, Nevada, Oregon, Alaska, Maine, Massachusetts, Vermont and the District of Columbia have approved ballot measures to legalize cannabis for adult recreational use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana under what colloquially became known as the “Cole memo”.  However, on January 4, 2018, Attorney General Jeffery Sessions rescinded the “Cole memo,” and issued a new memo in its place that reaffirms the Department of Justice’s stance of potentially prosecuting violators of federal marijuana laws.  If current administration elects to vigorously enforce federal laws, such enforcement may cause significant financial damage to us.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries UCANN California Corporation, UC Colorado Corporation and UC Oregon Corporation, the ninety-five percent (95%) owned subsidiary Prana Therapeutics, Inc. (“Prana”), and the fifty percent (50%) owned subsidiary Cannabinoid Research & Development Company Limited (“CRD”). All intercompany accounts and transactions have been eliminated. Our consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). At March 31, 2017, we concluded that we had established a variable interest entity relationship with CRD, because we are the primary beneficiary, in accordance with GAAP. As a result, we elected to consolidate the assets and liabilities of CRD in our consolidated balance sheet at March 31, 2017. Prana was purchased on July 14, 2017, and their assets and liabilities are included in the consolidated balance sheets at December 31, 2017, and their results of operations are included in the consolidated financial statements for the period of June 30, 2017, which is the nearest quarter end to the purchase date, through December 31, 2017.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2017 and 2016.

Cash and Cash Equivalents - We consider investments with original maturities of 90 days or less to be cash equivalents. Because of current banking regulations, marijuana centric entities are not afforded normal banking privileges, and thus, we have not able to consistently have access to the federal banking system. Thus, at the beginning of 2016, the Company entered into an agreement with our Chief Executive Officer to hold cash funds in his personal bank account, on an as-need basis, in trust for the Company. Under the terms of our trust agreement with our Chief Executive Officer, he agreed to hold our cash in his personal bank account, and to make payments of our funds only for our business purposes, and to allow daily access to the bank account for ongoing oversight of his fiduciary responsibility to the Company. Additionally, the trust agreement requires that the Chief Executive Officer make copies available to our accounting staff of all transactions applicable to our operations, on a weekly, or as requested basis.  At December 31, 2017 and 2016 there is cash deposits in the personal bank accounts of the Chief Executive Officer held in trust for us in the amount of $0.0 and $4,158, respectively.

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

Our allowance for doubtful accounts was $0.00 and $30,000 as of December 31, 2017 and 2016, respectively. We recorded bad debt expense, included in general and administrative expenses, of $0.00 and $82,831 during the years ended December 31, 2017 and 2016, respectively.

Prepaid Expenses - Prepaid expenses are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Inventory – Inventory is stated at the lower of cost or net realizable value. Cost is determined based upon the cost to acquire the raw materials, plus internal labor and other costs incurred to produce finished goods inventory. The cost of inventory is principally determined using the last-in first-out method. We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Write-downs are charged to cost of goods sold in the applicable reporting period; there have been no such write-downs during the years ended December 31, 2017 and 2016.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment – Our property and equipment, which is classified for reporting purposes in our consolidated balance sheets as construction in process – extraction facilities and cultivation facility and laboratory equipment, is recorded at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives of three to five years, and amortization is computed using the straight-line method over the life of the applicable lease. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from our accounts and any resulting gain or loss is reflected in our consolidated statements of operations.

	December 31,
	2017	2018
Conduction in process - extraction facilities
Weldona, Colorado extraction facility:
Equipment	$647,947	$—
Leasehold improvements	—	—
Jamaica cultivation and extraction facility:
Leasehold improvements - laboratory	75,000	—
Leasehold improvements - cultivation	109,750	—
	$832,697	$—
Cultivation facility and laboratory equipment and Office furniture and fixtures
Golden, Colorado hemp laboratory - equipment	$34,651	—
Golden, Colorado administrative offices:
Furniture and fixtures	21,668	—
Leasehold improvements	2,000	—
Transportation equipment	81,667	—
Remote laboratory equipment	99,220	—
	239,206	—
Accumulated amortization and depreciation	(39,385)	—
	$199,821	$—

Granted Patents – Our patent was granted by the United States Patent and Trademark Office on August 15, 2017. The patent covers the extraction of pharmaceutically active components from cannabis plant materials, for incorporation into medicines. The cost of the patents is being amortized on the straight-line method over a 15-year period.

Intangible Assets – Our intangible assets, consisting of applications for trademarks, design mark and provisional patents, are recorded at cost, and once approved, will be amortized using the straight-line method over an estimated useful life of 10 to 15 years.

Long-Lived Assets Impairment Assessment – Our intangible assets and other long-lived assets are subject to an impairment test if there is an indicator of impairment. The carrying value and ultimate realization of these assets is dependent upon our estimates of future earnings and benefits that we expect to generate from their use. If our expectations of future results and cash flows are significantly diminished, intangible assets and other long-lived assets may be impaired and the resulting charge to operations may be material. When we determine that the carrying value of intangibles or other long-lived assets may not be recoverable based upon the existence of one or more indicators of impairment, we use the projected undiscounted cash flow method to determine whether an impairment exists, and then measure the impairment using discounted cash flows.

We have not recorded any impairment charges related to long-lived assets as of December 31, 2017 or December 31, 2016.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill – Our goodwill, which consists of our interest in a ninety-five percent owned subsidiary, Prana Therapeutics, Inc. (“Prana”) and a fifty percent owned subsidiary, Cannabinoid Research & Development Company Limited (“CRD”), is not amortized, but is evaluated for impairment annually, or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash ﬂows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants. Our total goodwill of $4,838,602 consists of $4,731,729 for Prana and $106,873 for CRD at December 31, 2017. See Note 7 – Purchase of Prana Therapeutics, Inc.

Purchase Price Allocation – The acquisition method of accounting is based on ASC Subtopic 805-10, “Business Combinations,” and uses the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures”. The price for the purchase of Prana Therapeutics, Inc., was allocated to the net tangible and intangible assets based upon their fair values as of the acquisition date, July 14, 2017. The allocation of the purchase price of $5,070,500 was based upon a valuation and the estimates and assumptions are subject to change within the measurement period. The excess of the purchase price over the fair values of the net tangible assets and intangible assets was recorded as goodwill in the amount of $4,731,729 and is generally driven by our expectations of our ability to commercialize the several drugs invented by Prana Therapeutics, Inc. See Note 7 – Purchase of Prana Therapeutics, Inc.

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

Reimbursable expenses, including those relating to travel, other out-of-pocket expenses and any third-party costs, are included as a component of revenues. Typically, an equivalent amount of reimbursable expenses is included in cost of revenues. Reimbursable expenses related to time and materials and fixed-fee engagements are recognized as revenue in the period in which the expense is incurred and collectability is reasonably assured. Taxes collected from customers and remitted to governmental authorities are presented in our consolidated statement of operations on a net basis.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no impact on our income taxes for the year ended year-ended December 31, 2017.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Years Ended December 31,
	2017	2016
Warrants to purchase common stock	674,336	666,667
Cashless warrants exercisable and not converted to common stock	534,689	844,689
Stock options	6,637,500	3,680,000
Total potentially dilutive securities	7,846,525	5,191,356

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the years ended December 31, 2017 and 2016, we did not have any gains and losses resulting from activities or transactions that resulted in other comprehensive income or loss.

Segment Reporting – Our Company operates as one segment.

Concentration of Credit Risk - Financial instruments that potentially subject us to credit risk consist of cash. We maintain our cash with high credit quality financial institutions; at times, such balances with any one financial institution may not be insured by the FDIC.

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

Percentage of Revenue:

	Years Ended December 31,
	2017	2016
Customer A	98%	95%
Customer B	2%	3%
Customer C	—%	2%

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Percentage of Accounts Receivable:

	Years Ended December 31,
	2017	2016
Customer D	—%	75%
Customer E	—%	25%
Customer F	—%	—%

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

In May 2014 the FASB issued guidance on revenue from contracts with customers, which implements a five-step process of how an entity should recognize revenue in order to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective at the beginning of fiscal year 2018, and early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We implemented this accounting treatment beginning January 1, 2018.

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

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2017, we incurred losses of $5,907,512 and used cash of $1,878,276 in our operating activities. As at December 31, 2017, we had a working capital deficit of $288,439 and an accumulated deficit of $15,269,845. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 4 – RECEIVABLE FROM RELATED PARTY

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

In the normal course of business, we make non-interest-bearing advances to Advesa, Inc. (“Advesa’), which is 100% owned by one of our officers and directors. Such advances are used by Advesa to purchase equipment and to cover the cost of their operations. Additionally, during the year ended December 31, 2017, we purchased certain laboratory equipment from Advesa at an amount equal to their cost of the equipment.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts due from related parties consist of:

	December 31,
	2017	2016
Advesa, Inc.	$—	$21,775
Cannabinoid Research & Development, Limited	—	5,000
	$—	$26,775

NOTE 5 – OPERATING LEASES

Administrative Offices and Hemp Laboratory – Golden, Colorado

Effective August 1, 2017, we entered into a triple net lease of approximately 9,882 square feet of commercial space in Golden, Colorado in which our administrative offices and hemp laboratory are located. The term of the lease expires on July 31, 2020 and has no option for renewal. Basic rent is $3,302, $3,500 and $3,800 per month through, July 31, 2018, 2019 and 2020, respectively, plus we are responsible for all utilities. It is our intent presently, to renew the lease annual throughout the term of the lease.

Extraction and Cultivation Facility – Golden Colorado

Effective October 1, 2017, we entered into a triple net lease of approximately 40,000 square feet of industrial space located on five (5) acres of land in Weldona, Colorado that we us as our hemp extraction facility and hemp cultivation center. The term of the lease expires on September 31, 2018, with an annual option to renew the lease on an annual basis, that expires on September 30, 2022. The rent is $7,500 per month throughout the term of the lease, plus we are responsible for all utilities.

Extraction and Cultivation Facility - Jamaica

Our fifty percent (50%) owned subsidiary Cannabinoid Research & Development Company Limited (“CRD”) leases approximately 28 acres of land upon which their cultivation and extraction facility is located near Kingston, Jamaica. The land is leased for $1 per year from the father of one of the directors and members of CRD.

Future minimum payments for these leases are:

For the twelve Months Ending December 31,
2018	2019	2020	2021	2022
$130,613	$133,499	$116,597	$90,000	$67,500

NOTE 6 - INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined based upon the cost to acquire the raw materials, plus internal labor and other costs incurred to produce finished goods inventory. The cost of inventory is principally determined using the last-in first-out method. We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of goods sold. At December 31, 2017, and 2016, our inventory was, as follows:

	December 31,
	2017	2016
Raw materials	$15,000	$—
Work-in-process	—	—
Finished goods	28,200	—
	$43,200	$—

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PURCHASE OF PRANA THERAPUETICS, INC.

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

Upon completion of an acquisition audit subsequent to the acquisition of Prana, it was determined that the net assets acquired as of July 14, 2017 were approximately $71,873 more than was reported in the Form 10-Q for the three and nine months ended September 30, 2017. As a result, the allocation of the purchase price, net assets and patent amounts has been restated as of December 31, 2017 compared to September 30, 2017, as follows:

	December 31, 2017	Reallocation of Purchase Price	September 30, 2017
Patents	$52,596	$—	$52,596
Net assets	522,761	71,873	450,888
Goodwill	4,495,143	(71,873)	4,567,016
Total	$5,070,500	$—	$5,070,500

NOTE 8 – GRANTED PATENT

On August 15, 2017, the United States Patent and Trademark Office issued to the Company US Patent #9730911 (the “Patent”) granting exclusive rights to its proprietary formulations based on compounds extracted from cannabis plant materials; more specifically the composition of matter pertaining to the use of phytocannabinoids, cannabinoids, and specific terpene profiles in liquid form. This composition of matter Patent provides protection for our proprietary formulations. The Patent protects the use of suspending both phytocannabinoids and cannabinoids with specific combinations of cannabis derived terpenes in liquid forms with an array of delivery methods including capsule, sublingual, topical, oral, suppository, and vaporization. Cannabinoids referenced in the application include ratios of tetrahydrocannabinolic acid (THCa), cannabidiolic acid (CBDa), tetrahydrocannabinol (THC), cannabinol (CBN), cannabidiol (CBD), cannabichromenic acid (CBCa), and cannabichromene (CBC). At August 15, 2017, we classified the costs associated with research, legal fees, application costs incurred in the process of being granted the Patent on our consolidated balance sheet in the amount of $142,317, and we began amortizing such cost of the Patent on a straight-line basis over a 15-year period. Amortization expense of the Patent is $2,679 and $0.00 for the year ended December 31, 2017 and 2016, respectively, and accumulated amortization is $2,679 and $0.00 at December 31, 2017 and 2016, respectively.

NOTE 9 – INTANGIBLE ASSETS

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – EQUITY METHOD INVESTMENTS

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

NOTE 11 – ACCRUED EXPENSES

Our accrued expenses consist of:

	December 31,
	2017	2016
Accrued consulting fees	$—	$45,000
Accrued wages and related expenses	10,184	—
Accrued interest expense	—	10,264
Total accrued expenses	$10,184	$55,264

On May 6, 2014, we entered into a consultancy agreement with two third party consultants that had a nine-month term, which could be renewed and/or extended by mutual agreement. The agreement provided for a $50,000 payment at signing, which has been paid, and for three more $50,000 payments (a total of $200,000) and the issuance of 100,000 shares of our common stock upon the achievement of certain goals, as set forth in appendix II of the agreement. During the year ended December 31, 2014 we recognized $160,000 of expense applicable to this agreement. At December 31, 2015, the project was approximately 80% complete and $110,000 is included in accrued expenses on our consolidated balance sheet at that date. On December 7, 2016, upon mutual agreement, the consultancy agreement was deemed to be abandoned, because the project was not completed. In turn, one of the consultants, Dr. Brent Reynolds, has been performing other services for the Company during the year ended December 31, 2016, and has agreed to join our Board of Advisors. Dr Reynolds is currently a professor in the Department of Neurosurgery at the University of Florida, College of Medicine, where his lab focuses on the application of natural products for treating diseases and dysfunction of the nervous system. In recognition of his services to the Company during the year ended December 31, 2016, and as an inducement to join our Board of Advisors, he was issued 100,000 shares of our common stock for such services, and the fair market value of these shares in the amount of $163,783 was charged to common stock on the consolidated balance sheet at December 31, 2016, and the residual amount of $53,783 was recognized as a loss on the extinguishment of a debt in our consolidated statement of operations.

NOTE 12 – INSTALMENT LOAN PAYABLE

Instalment loan payable consists of a 48-month instalment loan incurred in connection with the purchase of a truck that is used at our extraction facility.  The outstanding balance on the instalment loan is $46,667 and $0.0 at December 31, 2017 and 2016, respectively. The terms of the installment loan specify monthly payments of $972, however, we are making payments of $7,778 per month in order to pay the loan off in a six-month period. As a result of our intentions to pay the loan off in six months, the entire balance of the instalment loan has been classified as a current liability.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – DEFERRED REVENUE

Our deferred revenue consists of:

	December 31,
	2017	2016
Deferred revenue – WeedMD	$203,750	$383,750
Less – current portion	(180,000)	(180,000)
Deferred revenue, net of current portion	$23,750	$203,750

On June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three-year estimate of the service period involved. Based on recent discussions with WMD, we now expect to deliver the remaining consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four-year period January 1, 2015 through December 31, 2018. Accordingly, we are now recognizing $15,000 of deferred revenue per month. We recognized $180,000 of revenue applicable to this arrangement, in each of the years ended December 31, 2017 and 2016. At December 31, 2017, we expect to recognize $180,000 of the remaining $203,750 WMD deferred revenue during the next twelve months and accordingly, we have classified the $180,000 as a current liability on our consolidated balance sheets.

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

NOTE 14 – CONVERTIBLE NOTES PAYABLE

During the year ended December 31, 2016, we issued convertible promissory notes to unaffiliated third parties, the proceeds of which used for general working capital purposes. The debt discounts and deferred financing costs on the convertible promissory notes are amortized on a straight-line basis, which approximates the effective interest rate method, over the term of the note, and this amortization is included in interest expense in our consolidated statements of operations.

The following table summarizes our convertible promissory notes outstanding as of December 31, 2017 and 2016:

			Maturity	Interest	Base	December 31,
Issue Date	Holder	Security	Date	Rate	Conversion Rate	2017	2016
12/28/2016	Tangiers Investment Group	Unsecured	7/8/2017	10%	$1.00 through maturity; 55% of lowest closing price thereafter	$—	$35,000
8/10/2016	JSJ Investments	Unsecured	5/10/2017	12%	$0.20 during first 180 days; 45% of lowest closing price thereafter	—	125,000
						—	160,000
					Less unamortized discount	—	(34,453)
						$—	$125,547

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The convertible notes, including accrued interest payable, may be converted into shares of our common stock at the Conversion Price, in whole, or in part, at various times, after the date of issuance, at the option of the holder (the “Conversion Feature”), as defined by the terms of the convertible note.

The Conversion Price is equal to the Base Conversion Rate specified in the table above multiplied by the Variable Conversion Rate (“VCR”) which is equal to the average of the number of lowest trading prices or closing bid prices of our common stock (specified in the table above) during the ten-trading day period prior to the date of conversion divided by the closing price of our common stock on the day of conversion.

If these conversion rates result in a beneficial conversion feature (“BCF”), the BCF is recorded as an unamortized convertible debt discount, which is required to be valued and amortized to interest expense over the term of the Note. We amortize our convertible debt discount on a straight-line basis, which approximates the effective interest rate method, and this amortization is included in amortization of debt discount in our consolidated statements of operations. If a convertible note is repaid, any remaining unamortized deferred financing costs and unamortized debt discount are expensed on the date of repayment.

If a convertible note is convertible into an unlimited number of unregistered, restricted common shares, it is classified as having an unlimited shares feature (“Unlimited Shares Feature”). The difference between the closing price of our common stock and the VCR is referred to as the Variable Conversion Rate Differential (“VCRD”). If, both the Unlimited Shares Feature and the VCRD meet the definition of an embedded derivative, then together they create a compound embedded derivative liability or, hereafter, simply a “derivative liability.”

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

During the years ended December 31, 2017 and 2016 we recognized $0.00 and $34,415 of amortization of deferred financing costs, respectively. This amount is included in interest expense in our consolidated statements of operations.

We recognized $30,543 and $35,719 of interest expense applicable to our convertible notes during the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, and 2016, $0.00 and $5,876, respectively, of this interest is accrued within accrued expenses on our consolidated balance sheets.

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

JSJ Convertible Note

On August 10, 2016, we borrowed $125,000 from JSJ Investments and used the proceeds for working capital purposes. The loan, together with interest at 12% per year, is payable on May 10, 2017. We can prepay the loan at any time. If the loan is repaid on or before October 16, the principal amount which is being repaid will increase by 25%. If the loan is repaid on or before October 16, 2016 through February 12, 2016, the principal amount which is being repaid will increase by 30%. Thereafter, the note may be repaid only upon written consent from JSJ, and the principal amount that is being repaid will increase by 30%. At any time after the date of the note, JSJ is entitled to convert all of the outstanding and unpaid principal in to shares of our common stock. Until February 12, 2017, the conversion price is $0.20 per share, and thereafter, the conversion price will be at a 45% discount to the lowest closing price of our common stock for the ten trading days preceding the conversion date. JSJ may not make any conversions that would result in the note holder holding more than 4.99% of our issued and outstanding common stock at any one time. If the notes are held through February 12, 2017, derivative accounting will apply upon the change to a variable conversion price. This convertible note was paid in full on February 9, 2017.

Tangiers Convertible Note

In connection with our equity line agreement, the Company issued a promissory note to Tangiers for the principal sum of $35,000 as a commitment fee for the equity line. The note bears interest at 10% per year, is unsecured, and is due and payable on July 8, 2017. At the option of Tangiers, all or any part of the unpaid principal amount of the note may be converted into shares of the Company's common stock. The number of shares to be issued on any conversion will be determined by dividing the principal amount of the note to be converted by $1.00. If the note is not repaid or converted prior to maturity, the conversion price will change to 55% of the lowest closing bid price during the 20 days preceding the conversion date. If the note is held past maturity, derivative accounting will apply upon the change to a variable conversion price. This note was paid off on May 19, 2017.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – NOTES PAYABLE TO AND ADVANCES FROM OFFICERS AND DIRECTORS

Notes payable to and advance from officers and directors consisted of the following, at December 31, 2017 and 2016:

	December 31,
	2017	2016
Note payable to Earnie Blackmon, an officer and director	$246,458	$28,750
Note payable to Tony Verzura, an officer and director	14,889	28,750
	$261,347	$57,500

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

During the years ended December 31, 2017 and 2016, Messrs. Blackmon, Verzura and Ruby, who are officers and directors of the Company, paid obligations and expenses on behalf of the Company, from their own individual, personal funds. Such payments have been recorded in the consolidated balance sheets as a component of Notes payable to and advances from officers and directors.

NOTE 16 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

On July 18, 2017, the Board of Directors adopted a resolution creating a series of Preferred Shares, no par value per share, designated as the Series A Preferred Shares. We subsequently issued 2,000 shares of our Series A preferred stock for $2,200 to of our officers and directors.

Warrants:

The following table summarizes our share warrants outstanding as of December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants outstanding, beginning of period	1,551,356	$0.18	$3,000,000	$12.00
Warrants issued to consultants	132,669	—	666,667	0.18
Cashless warrants issued upon conversion of Slainte note	—	—	1,584,689	—
Warrants exercised	(475,000)	—	(700,000)	—
Expired	—	—	(3,000,000)	—
Warrants outstanding, end of period	1,209,025	$0.21	1,551,356	$0.18
Warrants exercisable, end of period	1,209,025	$0.21	1,551,356	$0.18

The weighted-average remaining contractual life for warrants outstanding and exercisable at December 31, 2017, is 3.0 years, and the aggregate intrinsic value of warrants outstanding and exercisable at December 31, 2017 is $0.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

666,667 and 83,333 warrants issued during the years ended December 31, 2017 and 2016, respectively, were valued utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

Stock price	$0.16 - $2.18
Exercise price	$0.18
Risk free interest rate	1.01% - 1.37%
Expected term (years)	5
Expected volatility	322% - 504%
Expected dividends	0%

Stock Options

On January 9, 2015, we awarded 200,000 stock options to each of Messrs. Blackmon, Verzura and Ruby under our 2014 Stock Incentive Plan. The options were fully vested at the time of grant and give the option holder the right to purchase shares of our common stock at $0.70 per share during the ten-year term of the option.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our stock options outstanding as of both December 31, 2017 and 2016, respectively:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding at December 31, 2015	600,000	9.8	$0.70
Issued	3,080,000	10.0	$0.20
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding at December 31, 2016	3,680,000	8.9	$0.28
Issued	3,957,500
Exercised	(1,000,000)
Expired	—
Stock options exercisable at December 31, 2017	6,637,500	8.7	$0.57

The weighted-average remaining contractual life for stock options outstanding and exercisable at December 31, 2017, is 8.7 years, and the aggregate intrinsic value of options outstanding and exercisable at December 31, 2017 is $0.

NOTE 17 – SHARE-BASED COMPENSATION

Share-based Compensation

We recognize share-based compensation expense in cost of revenues, sales and marketing expenses, R&D expenses, general and administrative expenses, and other income and expenses, based on the fair value of common shares issued for services. In addition, we accrue share-based compensation expense for estimated share-based awards earned during the years ended December 31, 2017 and 2016, under our 2014 Equity Incentive Plan and our 2017 Equity Incentive Plan. Share-based compensation expense for the years ended December 31, 2017 and 2016 is, as follows:

	December 31,
	2017	2016
Warrants issued for consulting and other services	$249,835	$319,419
Common stock issued for accounts payable and accrued expenses	93,002	223,484
Common stock issued for services	—	271,097
Common stock issued for advisory board fees	113,336	—
Common stock issued as compensation to employees	170,233	—
Stock options issued to officers and directors	2,660,159	—
	$3,286,565	$814,000

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have not taken a tax position that, if challenged, would have a material effect on our consolidated financial statements for the years ended December 31, 2017 and 2016, as defined under ASC 740. We did not recognize any adjustment to our liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of our accumulated deficit on our consolidated balance sheets.

Our provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Years Ended December 31,
	2017	2016
Statutory U.S. federal tax rate	39%	39%
Effect of increase in valuation allowance	(39%)	(39%)
	—%	—%

Changes in our cumulative net deferred tax assets consist of the following:

	December 31,
	2017	2016
Net loss carry-forward	$4,923,492	$3,648,316
Valuation allowance	(4,923,492)	(3,648,316)
	$—	$—

A reconciliation of our income taxes computed at the statutory rate is as follows:

	Years Ended December 31,
	2017	2016
Tax benefit at statutory rate	$2,023,555	$1,500,068
Valuation allowance	(2,023,555)	(1,500,068)
	$—	$—

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

Consulting Agreement for GAAP Reporting Services

On February 20, 2016, we entered into a consulting agreement with a third party that has a twelve-month term, and which can be extended by mutual agreement. The agreement provides for the issuance of a five (5) year warrant to the consultant, upon the execution of the agreement, to purchase 250,000 shares of our common stock at a price of $0.18 per share, plus the payment of $7,500 on the first day of each month, beginning March 1, 2016, coupled with the monthly issuance of five (5) year warrants to purchase our common stock in a number of shares determined by dividing $7,500 by $0.18 per share. These warrants are exercisable at a price of $0.18 per share. During the years ended December 31, 2017 and 2016, we recognized in our consolidated statements of operations expenses in the total amount of $156,630 and $394,215, respectively, related to this contract, as follows:

	December 31,
	2017	2016
Cash paid to consultant	$30,000	$15,000
Fair value of shares of common stock issued to consultant	27,297	62,781
Fair value of warrants issued to consultant	99,333	319,419
	$156,630	$397,200

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

Clinical Trial Agreement

Under the terms of an agreement dated November 11, 2017, we committed to cover the costs to perform clinical trials with The University of the West Indies through the Topical Metabolism Research Unit of the Caribbean Institute for Health Research located in Kingston, Jamaica, initially scheduled as follows:

•

An instalment of $50,000 upon both the approval of specific protocol by the Ethics Committee of the Institutional Review Board of the Ministry of Health, Jamaica, and the execution of the clinical trial agreement,

•

An instalment of $51,182 upon the enrollment of the 12th patient,

•

An instalment of $51,182 after all twelve patients go through the washout period determined in the specific protocol and return for a second dose, and

•

An instalment of $51,182 upon completion of the clinical trial.

Additionally, we have agreed to reimburse The University of the West Indies for care and treatment of adverse reactions or injury sustained by a patient, as a direct result of the clinical trial.

Research Laboratory

Under the terms of a research agreement entered into in October 2017 with the University of Florida Trustees (“UFT”), we committed to pay UFT $151,772, upon the execution of the research agreement, and $75,886 in each of the months of February 2018 and June 2018, for a total commitment of $303,544.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Executive Office Lease

Effective August 1, 2018, we signed a thirty-six-month lease of approximately 6,683 square feet of commercial office space in Golden, Colorado that we use as our executive offices. The lease expires on July 31, 2020 and requires the payment of monthly base rental rates of $3,302 through July 31, 2018, $3,000 through July 31, 2019 and $3,799 through July 31, 2020. As additional rent, we are required to pay for an allocation of common area costs and expenses, plus all utilities.

Weldona Facility Lease

Effective October 1, 2017, we entered into a lease of approximately 40,000 square feet of industrial space in Weldona, Colorado that we us as our hemp extraction facility and hemp cultivation center. The term of the lease expires on October 31, 2018, with an annual option to renew that expires on September 30, 2022. The rent is $7,500 per month throughout the term of the lease, plus we are responsible for all utilities.

Legal Proceedings

There have been no material developments in legal proceedings in which we are involved during the year ended December 31, 2017.

NOTE 20 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 we have analyzed the Company’s operations subsequent to December 31, 2017 to the date these consolidated financial statements were issued, and has determined that, other that as disclosed above, we do not have any material subsequent events to disclose in these consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CANNABIS CORPORATION

Date: March 28, 2018	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Earnest Blackmon	Chief Executive Officer and Director	March 28, 2018
Earnest Blackmon

/s/ John Walsh	Principal Financial and Accounting Officer	March 28, 2018
John Walsh

/s/ Chadwick Ruby	Director	March 28, 2018
Chadwick Ruby

/s/ Tony Verzura	Director	March 28, 2018
Tony Verzura