Form 10-Q
period 2018-03-31
United Cannabis Corp
filed 2018-05-15
CIK 1436161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 14, 2018, the registrant had 64,229,926 shares of common stock outstanding.

UNITED CANNABIS CORPORATION

i

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$164,961	$825,645
Accounts receivable, net	34,513	—
Inventory	137,141	43,200
Due from related parties	14,961	—
Other current assets	18,216	23,028
Total current assets	369,792	891,873
Construction in progress	110,699	832,697
Cultivation facility, laboratory equipment and office furniture and fixtures, and leasehold improvements net of accumulated amortization and depreciation of $91,524 and $39,385 at March 31, 2018 and December 31, 2017, respectively	1,333,065	199,821
Granted patents, net of accumulated amortization of $4,458 and $2,679 for March 31, 2018, and December 31, 2017, respectively	137,859	139,638
Intangible assets	220,962	170,519
Goodwill	4,838,603	4,838,603
Total assets	$7,010,980	$7,073,151

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$177,021	$371,711
Accrued expenses	9,209	10,184
Installment loan payable	32,757	46,667
Current portion of deferred revenue	158,750	180,000
Accrued wages payable to officers, directors and employees	201,664	310,401
Notes payable to and advances from officers and directors	341,544	261,348
Total current liabilities	920,945	1,180,311
Long term liabilities:
Deferred revenue, net of current portion	—	23,750
Total liabilities	920,945	1,204,061
COMMITMENTS AND CONTINGENCIES – Note 19
STOCKHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized; 2,000 Series A shares outstanding at March 31, 2018 and December 31, 2017, respectively	2,200	2,200
Common stock, 100,000,000 shares authorized; 64,229,926 and 62,862,066 outstanding as of March 31, 2018 and December 31, 2017, respectively	28,669,844	21,186,888
Accumulated deficit	(22,476,406)	(15,269,845)
Total equity (deficit) attributable to stockholders of the Company	6,195,638	5,919,243
Non-controlling interest (deficit)	(105,603)	(50,153)
Total stockholders’ equity	6,090,035	5,869,090
Total liabilities and stockholders’ equity	7,010,980	7,073,151

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Product sales	$164,212	$144,677
Licensing fees	45,000	45,000
Licensing fees - affiliate	57,064	—
Total revenues	266,276	189,677
Cost of revenues:
Cost of revenues	(118,942)	(121,051)
Gross profit	147,334	68,626
Operating expenses:
Marketing, advertising and new business development	17,311	53,392
Research and development	236,678	45,160
Legal, accounting, consulting and public reporting	263,246	240,814
General and administrative	6,327,550	248,860
Total operating expenses	6,844,785	588,226
Loss from operations	(6,697,451)	(519,600)
Other income (expense):
Interest expense	(8,498)	(28,809)
Loss on extinguishment of debt and repurchase of warrants	—	(267,567)
Loss on settlement of dispute	—	—
Loss on issuance of common stock	(556,061)	—
Loss before taxes on income	(7,262,010)	(815,976)
Provision for taxes on income	—	—
Net Loss	(7,262,010)	(815,976)
Loss attributable to non-controlling interests	55,450	—
Net Loss attributable to common shareholders	$(7,206,560)	$(815,976)

Basic and diluted net loss per share:	$(0.11)	$(0.02)

Basic and diluted weighted-average common shares outstanding:	63,829,443	50,971,862

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(7,262,010)	$(815,976)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	—	16,406
Non-cash interest expense	—	9,694
Depreciation and amortization	53,946	3,239
Share-based compensation	5,488,982	211,967
Loss on issuance of common stock	556,061	—
Loss on extinguishment of debt and repurchase of warrants	—	267,559
Increase in net assets in connection with acquisition of fifty percent owned subsidiary	—	(22,666)
Changes in operating assets and liabilities:
Accounts receivable	(34,513)	(33,150)
Due from related parties	(14,961)	—
Inventory	(93,941)	—
Prepaid expenses	—	5,000
Other current assets	4,811	—
Accounts payable and accrued expenses	(195,663)	101,564
Deferred revenue	(45,000)	(45,000)
Accrued wages payable to officers, directors and employees	(108,738)	191,563
Net cash used in operating activities	(1,651,026)	(109,800)

Investing activities:
Purchase of equipment for and improvements to cultivation facility	(463,414)	(130,541)
Purchase of intangible assets	(50,443)	—
Cash in acquisition of fifty percent owned subsidiary	—	(15,079)
Net cash used in investing activities	(513,857)	(145,620)

Financing activities:
Proceeds from issuance of common stock – equity financing line	1,380,831	—
Proceeds from advances from officers and directors	80,195	178,383
Proceeds from sale of common stock	57,083	—
Payments on installment loan	(13,910)	—
Net cash provided by financing activities	1,504,199	178,383

Net decrease in cash	(660,684)	(77,037)
Cash, beginning of period	825,645	112,621
Cash, end of period	$164,961	$35,584

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note payable to noteholder	$—	$125,000
Conversion of advances from officers and directors to notes payable to officers and directors	$—	$246 681

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2018, 29 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of California, Colorado, Washington, Nevada, Oregon, Alaska, Maine, Massachusetts, Vermont and the District of Columbia have approved ballot measures to legalize cannabis for adult recreational use.  The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana under what colloquially became known as the “Cole memo”.  However, on January 4, 2018, Attorney General Jeffery Sessions rescinded the “Cole memo,” and issued a new memo in its place that reaffirms the Department of Justice’s stance of potentially prosecuting violators of federal marijuana laws.  On April 13, 2018, President Trump pledged to support federalism-based legislation regarding marijuana and promised not to pursue federal prosecution despite the Attorney General’s actions.  It appears that the current administration will not elect to vigorously enforce federal laws, but such future enforcement may cause significant financial damage to us.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at March 31, 2018, approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the three-month period ended March 31, 2018 and the year ended December 31, 2017.

Cash and Cash Equivalents - We consider investments with original maturities of 90 days or less to be cash equivalents.

Accounts Receivable, Net – Our accounts receivable consists primarily of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. We determine our allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition and credit history, and current economic conditions. We recorded no bad debt expense during the three-month period ended March 31, 2018 and 2017, respectively, and we have no allowance for doubtful accounts as of March 31, 2018, and as of December 31, 2017,

Prepaid Expenses - Prepaid expenses are primarily comprised of advance payments made to third parties for independent contractors’ services or other general expenses. Prepaid services and general expenses are amortized over the applicable periods which approximate the life of the contract or service period.

Inventory – Inventory is stated at the lower of cost or net realizable value. Cost is determined based upon the cost to acquire the raw materials, plus internal labor and other costs incurred to produce finished goods inventory. The cost of inventory is principally determined using the last-in first-out method. We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Write-downs are charged to cost of goods sold in the applicable reporting period; there have been no such write-downs during the three-month period ended March 31, 2018 and 2017.

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

	March 31,	December 31,
	2018	2017
Construction in process - extraction facilities
Weldona, Colorado extraction facility:
Equipment	$—	$647,947
Jamaica cultivation and extraction facility:
Leasehold improvements - laboratory	—	75,000
Leasehold improvements - cultivation	110,699	109,750
	$110,699	$832,697
Extraction facility and laboratory equipment, and office furniture and fixtures
Equipment and machinery at Weldona extraction facility	$1,154,909	—
Golden, Colorado hemp laboratory - equipment	39,944	34,651
Golden, Colorado administrative offices:
Furniture and fixtures	46,849	21,668
Leasehold improvements	2,000	2,000
Transportation equipment	81,667	81,667
Remote laboratory equipment	99,220	99,220
	1,424,589	239,206
Accumulated amortization and depreciation	(91,524)	(39,385)
	$1,333,065	$199,821

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

We have not recorded any impairment charges related to long-lived assets as of March 31, 2018 or December 31, 2017.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill – Our goodwill, which consists of our interest in a ninety-five percent owned subsidiary, Prana Therapeutics, Inc. (“Prana”) and a fifty percent owned subsidiary, Cannabinoid Research & Development Company Limited (“CRD”), is not amortized, but is evaluated for impairment annually, or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash ﬂows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants. Our total goodwill of $4,838,602 consists of $4,731,729 for Prana and $106,873 for CRD at March 31, 2018. See Note 7 – Purchase of Prana Therapeutics, Inc.

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

Revenue Recognition - We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criterial standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given to whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.  There was no material impact to our revenue recognition process because of the implementation of FASB ASC 606 as of March 31, 2018.

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

Revenue Recognition – Affiliate – We have licensed our Prana products to Advesa, Inc. (“Advesa”), which is controlled by one of our major shareholders. Advesa has an exclusive right for five (5) consecutive one (1) year periods to sell our Prana products in certain cities in the state of California. In consideration for the exclusive license granted to Advesa under the agreement, Advesa is obligated to pay us a royalty on all Prana products sold by Advesa equal to the sale price of the Prana products, minus the cost of goods sold (computed without regard to depreciation, amortization, other non-cash items or allocation of overhead, general and administrative expenses or similar items) (the “Prana Royalty”). In addition, Advesa pays us a management fee of five percent (5%) of all Advesa gross revenue minus the Prana Royalty. We recognize revenue on all Prana sales consistent with the criteria described above for all sales in accordance with ASC 606, Revenue from Contracts with Customers.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Revenues – Our policy is to recognize cost of revenues in the same manner as, and in conjunction with, revenue recognition. Our cost of revenues includes the costs directly attributable to revenue recognized and includes expenses related to the production, packaging and labeling of our Prana medicinal products and personnel-related costs, fees for third-party services, travel and other consulting costs related to our advisory services.

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

We follow the provisions of ASC 740, Income Taxes. Because of the ASC 740, we make a comprehensive review of our portfolio of tax positions in accordance with recognition standards established by ASC 740. As a result of the implementation of ASC 740, we recognized no material adjustments to liabilities or stockholders’ deficit.

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

	Three Months Ended March 31,
	2018	2017
Warrants to purchase common stock	1,234,027	1,541,112
Stock options, exercisable	11,705,000	3,680,000
Total potentially dilutive securities	12,939,027	5,221,112

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income.  During the three months ended March 31, 2018 and the year ended December 31, 2017, we did not have any gains and losses resulting from activities or transactions that resulted in other comprehensive income or loss.

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

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Percentage of Revenue:

	Three Months Ended March 31,
	2018	2017
Customer A	62%	98%
Customer B	21%	2%
Customer C	17%	—%

Percentage of Accounts Receivable:

	As of March 31,
	2018	2017
Customer C	100%	93%
Customer D	—%	7%
Customer E	—%	—%

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

Reclassification - Certain reclassifications have been made to the prior period amounts to conform to the current period's presentation.

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the three-months ended March 31, 2018, we incurred losses of $7,206,500 and used cash of $1,651,026 in our operating activities. As at March 31, 2018, we had a working capital deficit of $511,153 and an accumulated deficit of $22,476,406. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 4 – RECEIVABLE FROM RELATED PARTY

In the normal course of business, we make non-interest-bearing advances to Advesa, Inc. (“Advesa’), which is controlled by one of our officers and directors. Such advances are used by Advesa to purchase equipment and to cover the cost of their operations. Additionally, during the year ended December 31, 2017, we purchased certain laboratory equipment from Advesa at an amount equal to their cost of the equipment. Related party amounts due from Advesa were $14,861 and $0.0 at March 31, 2018 and December 31, 2017.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Extraction and Cultivation Facility – Weldona, Colorado

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

Future minimum payments for these leases are:

For the twelve Months Ending March 31,
2019	2020	2021	2021	2022
$131,208	$134,398	$105,198	$90,001	$45,001

NOTE 6 - INVENTORY

Inventory is stated at the lower of cost or net realizable value. Cost is determined based upon the cost to acquire the raw materials, plus internal labor and other costs incurred to produce finished goods inventory. The cost of inventory is principally determined using the last-in first-out method. We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of goods sold. At ended March 31, 2018 and December 31, 2017, our inventory is, as follows:

	March 31,	December 31,
	2018	2017
Raw materials	$38,376	$15,000
Work-in-process	57,565	—
Finished goods	41,200	28,200
	$137,141	$43,200

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price for Prana was allocated to the net tangible and intangible assets based upon their fair values as of the acquisition date. The excess of the purchase price over the fair values of the net tangible assets and intangible assets was recorded as goodwill and is generally driven by management’s expectations and ability to realize synergies and achieve strategic growth. The allocation of the purchase price was, as follows:

March 31, 2018
Patents	$52,596
Net assets	522,761
Goodwill	4,495,143
Total	$5,070,500

NOTE 8 – GRANTED PATENT

On August 15, 2017, the United States Patent and Trademark Office issued to the Company US Patent #9730911 (the “Patent”) granting exclusive rights to its proprietary composition of matter in liquid formulations, based on compounds extracted from cannabis plant materials; more specifically the composition of matter pertaining to the use of phytocannabinoids, cannabinoids, and specific terpene profiles in liquid form. This composition of matter Patent provides protection for our proprietary formulations. The Patent protects the use of suspending both phytocannabinoids and cannabinoids with specific combinations of cannabis derived terpenes in liquid forms with an array of delivery methods including capsule, sublingual, topical, oral, suppository, and vaporization. Cannabinoids referenced in the application include ratios of tetrahydrocannabinolic acid (THCa), cannabidiolic acid (CBDa), tetrahydrocannabinol (THC), cannabinol (CBN), cannabidiol (CBD), cannabichromenic acid (CBCa), and cannabichromene (CBC). At August 15, 2017, we classified the costs associated with research, legal fees, application costs incurred in the process of being granted the Patent on our consolidated balance sheet in the amount of $142,317, and we began amortizing such cost of the Patent on a straight-line basis over a 15-year period. Amortization expense of the Patent is $4,458 and $0.0 for the three-month period ended March 31, 2018 and 2017, respectively and accumulated amortization is $4,458 and $2,679 at March 31, 2018 and December 31, 2017, respectively.

NOTE 9 – INTANGIBLE ASSETS

Our intangible assets are comprised of the costs incurred in pursuing provisional patent applications and applications for design mark and trademarks, which have presently not been approved or issued. The costs associated with our intangible assets are amortized on a straight-line basis over estimated useful lives of 15 years for patents and 10 years for design marks and trademarks once the applications are approved. Costs associated with applications that are not approved will be expensed in the period that the application is rejected or abandoned.

NOTE 10 – INSTALLMENT LOAN PAYABLE

Installment loan payable consists of a 48-month installment loan incurred in connection with the purchase of a truck that is used at our extraction facility.  The outstanding balance on the installment loan was $32,757 and $46,667 at March 31, 2018, and December 31, 2017, respectively. The terms of the installment loan specify monthly payments of $955, however, we are making payments of $6,955 per month to pay the loan off in a six-month period. As a result of our intentions to pay the loan off in six months, the entire balance of the installment loan has been classified as a current liability.

NOTE 11 – DEFERRED REVENUE

Our deferred revenue consists of:

	March 31,	December 31,
	2018	2017
Deferred revenue – WeedMD	$158,750	$203,750
Less – current portion	(158,750)	(180,000)
Deferred revenue, net of current portion	$—	$23,750

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three-year estimate of the service period involved. Based on recent discussions with WMD, we now expect to deliver the remaining consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four-year period January 1, 2015 through December 31, 2018. Accordingly, we are now recognizing $15,000 of deferred revenue per month. We recognized $45,000 and $180,000 of revenue applicable to this arrangement in the three months ended March 31, 2018 and the year ended December 31, 2017, respectively.  At March 31, 2018, we expect to recognize $158,750 of the remaining $158,750 WMD deferred revenue during the next twelve months and accordingly, we have classified the $158,750 as a current liability on our consolidated balance sheets.

NOTE 12 – CONVERTIBLE NOTE PAYABLE

We do not have any convertible notes payable as of March 31, 2018 and December 31, 2017.

On August 10, 2016, we borrowed $125,000 and used the proceeds for working capital purposes. The loan, together with interest at 12% per year, was payable on May 10, 2017. We could prepay the loan at any time. If the loan was repaid on or before October 16, the principal amount which was being repaid would increase by 25%. If the loan was repaid on or before October 16, 2016 through February 12, 2016, the principal amount which was being repaid would increase by 30%. Thereafter, the note could be repaid only upon written consent from the noteholder, and the principal amount that was being repaid would increase by 30%. At any time after the date of the note, the noteholder was entitled to convert all of the outstanding and unpaid principal in to shares of our common stock. Until February 12, 2017, the conversion price was $0.20 per share, and thereafter, the conversion price was at a 45% discount to the lowest closing price of our common stock for the ten trading days preceding the conversion date. The noteholder could not make any conversions that would result in the note holder holding more than 4.99% of our issued and outstanding common stock at any one time. If the note had been held through February 12, 2017, derivative accounting would have applied upon the change to a variable conversion price. This convertible note was paid in full on February 9, 2017.

NOTE 13 – NOTES PAYABLE TO AND ADVANCES FROM OFFICERS AND DIRECTORS

Notes payable to and advance from officers and directors consisted of the following:

	March 31,	December 31,
	2018	2017
Note payable to Earnie Blackmon, an officer and director	$332,760	$246,458
Note payable to Tony Verzura, an officer and director	15,844	14,889
	$348,604	$261,347

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

During the three months ended March 31, 2018 and the year ended December 31, 2017 Messrs. Blackmon, Verzura and Ruby, who are officers and directors of the Company, paid obligations and expenses on behalf of the Company, from their own individual, personal funds. Such payments have been recorded in the consolidated balance sheets as a component of Notes payable to and advances from officers and directors.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

On July 18, 2017, the Board of Directors adopted a resolution creating a series of Preferred Shares, no par value per share, designated as the Series A Preferred Shares. We subsequently issued 2,000 shares of our Series A preferred stock for $2,200 to of our officers and directors.

Warrants:

The following table summarizes our share warrants outstanding as of March 31, 2018 and December 31, 2017:

	March 31,		December 31,
	2018		2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants outstanding, beginning of period	1,209,025	$0.21	$1,551,356	$0.18
Warrants issued to consultants	25,002		132,669
Warrants exercised	—		(475,000)
Warrants outstanding, end of period	1,234,027	$0.27	1,209,025	$0.21
Warrants exercisable, end of period	1,234,027	$0.27	1,209,025	$0.21

The weighted-average remaining contractual life for warrants outstanding and exercisable at March 31, 2018, is 3.6 years, and the aggregate intrinsic value of warrants outstanding and exercisable at March 31, 2018 is $0.

666,667 warrants issued during the years ended December 31, 2017 were valued utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

Stock price	$0.16 - $2.18
Exercise price	$0.18
Risk free interest rate	1.01% - 1.37%
Expected term (years)	5
Expected volatility	322% - 504%
Expected dividends	0%

Stock Options

On February 28, 2018, we awarded 6,000,000 stock options to various employees under our 2017 Stock Incentive Plan. Of these options, 5,125,000 were fully vested at the time of grant with the remaining 875,000 vesting quarterly through December 31, 2019. The awarded options give the option holder the right to purchase shares of our common stock at $1.08 per share during the ten-year term of the option.

We calculated the fair value of each option to be approximately $0.91 per option utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

Stock price	$1.05
Exercise price	$1.08
Risk free interest rate	2.8%
Expected term (years)	5-10
Expected volatility	197%
Expected dividends	0%

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total grant-date fair value of these options was approximately $6,146,000. Stock-based compensation expense related to these stock options included in general and administrative expenses for the three months ended March 31, 2018 was approximately $5,324,754.

The following table summarizes our stock options outstanding as of both March 31, 2018 and December 31, 2017, respectively:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding at January 1, 2017	3,680,000	8.9	$0.28
Issued	3,957,500
Exercised	(1,000,000)
Expired	—
Stock options outstanding at December 31, 2017	6,637,500	8.7	$0.57
Stock options exercisable at December 31. 2017	6,580,000	8.7	0.57
Stock options outstanding at December 31, 2017	6,637,500
Issued	6,000,000	9.9	1.08
Exercised	—
Expired	—
Stock options outstanding at March 31, 2017	12,637,500	9.2	0.78
Stock options exercisable at March 31, 2018	11,705,000	9.2	$0.78

The weighted-average remaining contractual life for stock options outstanding and exercisable at March 31, 2018 is 9.2 years, and the aggregate intrinsic value of options outstanding and exercisable at March 31, 2018 is $0.78.

NOTE 15 – SHARE-BASED COMPENSATION

Share-based Compensation

We recognize share-based compensation expense in cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, and other income and expenses, based on the fair value of common shares issued for services. In addition, we accrue share-based compensation expense for estimated share-based awards earned during the three months ended March 31, 2018 and 2017, under our 2014 Equity Incentive Plan and our 2017 Equity Incentive Plan. Share-based compensation expense for the three months ended Mach 31, 2018 and 2017 is, as follows:

	Three Months Ended March 31
	2018	2017
Warrants issued for consulting and other services	$—	$91,333
Common stock issued for accounts payable and accrued expenses	—	43,376
Common stock issued for services	65,885	120,616
Common stock issued for advisory board fees	56,043	—
Common stock issued as compensation to employees	42,300	—
Stock options issued to officers and directors	5,324,754	—
	$5,488,982	$255,325

The stock options issued to officers and directors were issued under the 2018 Stock Incentive Plan, and such shares were fully vested at the date of grant.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

Financing Commitment

On January 19, 2018, we entered into an equity line of credit agreement with Tangiers Global, LLC (“Tangiers”). Under the equity line agreement, Tangiers has agreed to provide the Company with up to $10,000,000 of funding through the purchase of shares of the Company’s common stock. During the term of the agreement, the Company may deliver a put notice to Tangiers, which will specify the number of shares which the Company will sell to Tangiers. The maximum amount that the Company shall be entitled to put to Tangiers per any applicable put notice is that number of shares of our common stock up to or equal to 400% of the average of the daily trading volume of our common stock for the eight consecutive trading days immediately prior to the date of the applicable put notice. The minimum amount the Company can draw down at any one time is $5,000, and the maximum amount the Company can draw down at any one time is $1,000,000, as determined by multiplying the put amount by the average daily volume weighted average prices of our common stock for the ten (10) trading days immediately prior to the applicable put notice.

A closing will occur on the date which is no earlier than five (5) trading days following, and no later than seven (7) trading days following, the applicable put notice. On each closing date, the Company will sell, and Tangiers will purchase, the shares of the Company’s common stock specified in the put notice. The amount to be paid by Tangiers on a particular closing date will be determined by multiplying the purchase price by the number of shares specified in the put notice. The purchase price is 85% of the average the two lowest volume weighted average trading prices of the Company’s common stock during the pricing period applicable to the put notice. The pricing period, with respect to a particular put notice, is five consecutive trading days including, and immediately following, the delivery of a put notice to Tangiers. The Company may submit a put notice once every eight trading days, provided the closing of the previous transaction has taken place. The Company is under no obligation to submit any put notices.

The Company has filed a Registration Statement with the Securities and Exchange Commission so that the shares of common stock to be sold to Tangiers may be sold in the public market. The equity line agreement will become effective on the date the Registration Statement is declared effective by the Securities and Exchange Commission.

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

Legal Proceedings

There have been no material developments in legal proceedings in which we are involved as of March 31, 2018.

NOTE 17 – SUBSEQUENT EVENTS

On April 2, 2018, we entered into a 5%, unsecured promissory note (“Note”) in the principal amount of $600,000 that is due six months from the date of the loan. Proceeds from under the terms of the Note in the amount $570,000 were used by the Company to acquire additional equipment for our new extraction facility and for working capital purposes

In accordance with ASC 855-10 we have analyzed the Company’s operations subsequent to March 31, 2018 to the date these consolidated financial statements were issued, and have determined that, other than as disclosed above, we do not have any material subsequent events to disclose in these consolidated financial statements.

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

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended March 31, 2018, as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Revenues	I	Increase occurred as the result of an additional licensing agreement put in place during the three months ended March 31, 2018 that was not in place for the same period last year.
Gross profit, as a % of revenue	I	Increased because license fees have no applicable cost of goods sold.
Operating expenses	I

Greater amounts were spent on (i) research and development, (ii) legal, accounting, consulting and public reporting, and (iii) General and administrative expenses. Share-based compensation of $5,488,982 was incurred during the three months ended March 31, 2018, which included options granted to officers and directors that were fair valued at $5,324,754, while share-based compensation for the same period last year was $0.  Research and development increased $191,518 over 2017 due to the costs incurred in developing our pilot extraction facility and program.

Non-Operating expenses	I

Our other non-operating expense was $564,559 and $296,376 for the three months ended March 31, 2018 and 2017, respectively. The increase in other non-operating expenses is due to $556,061 from losses due to discounts experienced in the issuance of common stock compared to $0 during this period in 2017. Such increase was reduced by the fact that we did not incur any loss on the extinguishment of debt or the repurchase of warrants during the three months ended March 31, 2018.

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

Capital Resources and Liquidity

Our material sources and (uses) of cash during the three months ended March 30, 2018 and 2017 were:

	2018	2017

Cash used in operations	$(1,651,026)	$(124,879)
Proceeds from issuance of common stock – equity financing line	1,380,831	—
Acquisition of equipment for and improvements to cultivation facilities, laboratories and leasehold improvements	(463,414)	(130,541)
Purchase of intangible assets	(50,443)	—
Advances from officers and directors	80,196	178,383
Sale of common stock	57,083	—
Payments on installment loan	(13,910)	—

General

Future minimum amounts the Company is required to pay under the terms of its operating leases are, as shown below;

	2018	2019	2020	2021	2022
Cultivation and extraction facility in Weldona, Colorado	$90,000	$90,000	$90,000	$90,000	$45,000
Administrative offices and extraction and testing laboratory in Golden, Colorado	41,207	44,397	15,197	—	—
Cultivation and extraction facility in Jamaica	1	1	1	1	1
	$131,208	$134,398	$105,198	$90,001	$45,001

The future minimum payments required under the terms of our material contractual obligations are, as shown below.

	2018	2019	2020	2021	2022
Operating leases	$131,208	$134,398	$105,198	$90,001	$45,001
Research laboratory at the University of Florida School of Medicine	303,544	—	—	—	—
Clinical trials at the West Indies School of Medicine	101,182	102,364	—	—	—
	$535,934	$236,762	$105,198	$90,001	$45,001

Other than as disclosed above, we do not know of any:

•

trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or

•

any significant changes in our expected sources and uses of cash.

During the next twelve months, we anticipate that we will incur approximately $2,000,000 of salaries and wages and general and administrative expenses, in order to execute our current business plan. We also expect to incur significant sales, marketing, research and development expenses during the next twelve months, and we expect to spend approximately (i)  $2,000,000 on expanding our production facility in Colorado, (ii) $500,000 on pursing licensing and patent applications for products developed and licensed by our recently acquired 95% owned subsidiary, Prana Therapeutics, Inc., and (iii) $500,000 on solidifying agreements with potential licensees who might be utilizing or want to utilize our patented formulations and processes, and (iv) 750,000 on clinical research and clinical trials.

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

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many start-up companies. We may not be able to fully remediate our material weaknesses until we increase our operations at which time we would expect to hire more staff and consider increasing the number of directors on our board. We will continue to monitor and assess the costs and benefits of additional staffing. We have increased services and related staffing through our business and financial consulting contractor to remedy existing internal control and disclosure control deficiencies.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CANNABIS CORPORATION

Date: May 14, 2018	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer
Date: May 14, 2018	By:	/s/ John Walsh
John Walsh
Principal Financial and Accounting Officer