Form 10-Q
period 2018-06-30
United Cannabis Corp
filed 2018-08-14
CIK 1436161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 9, 2018, the registrant had 71,427,273 shares of common stock outstanding.

UNITED CANNABIS CORPORATION

i

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$534,781	$825,645
Accounts receivable, net	41,877	—
Inventory	1,644,216	43,200
Due from related parties	59,170	—
Other current assets	24,372	23,028
Total current assets	2,304,416	891,873
Construction in progress	185,699	832,697
Property, plant and equipment, net	1,748,172	199,821
Granted patents, net	136,080	139,638
Intangible assets	259,568	170,519
Goodwill	4,838,603	4,838,603
Total assets	$9,472,538	$7,073,151

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$290,335	$371,711
Accrued expenses	24,875	10,184
Installment loan payable	94,607	46,667
Deferred revenue	113,750	180,000
Accrued wages payable to officers, directors and employees	412,658	310,401
Notes payable to and advances from officers and directors	762,589	261,348
Convertible notes payable	861,819	—
Arbitration settlement reserve	650,000	—
Total current liabilities	3,210,633	1,180,311
Long term liabilities:
Deferred revenue, net of current portion	—	23,750
Total liabilities	3,210,633	1,204,061
COMMITMENTS AND CONTINGENCIES – Note 19
STOCKHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized; 2,000 Series A shares outstanding at June 30, 2018 and December 31, 2017, respectively	2,200	2,200
Common stock, 100,000,000 shares authorized; 64,229,926 and 62,862,066 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	39,668,252	21,186,888
Accumulated deficit	(33,274,094)	(15,269,845)
Total equity (deficit) attributable to stockholders of the Company	6,396,358	5,919,243
Non-controlling interest (deficit)	(134,453)	(50,153)
Total stockholders’ equity	6,261,905	5,869,090
Total liabilities and stockholders’ equity	$9,472,538	$7,073,151

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Product revenues	$1,762,495	$30,381	$1,926,707	$130,058
Licensing fees	57,288	45,000	102,288	90,000
Revenues, affiliate	42,039	88,752	99,103	133,752
Total revenues	1,861,822	164,133	2,128,098	353,810
Cost of revenues	(1,393,469)	(90,950)	(1,512,411)	(212,001)
Gross Profit	468,353	73,183	615,687	141,809
Operating expenses
Marketing, advertising and new business development	9,710	39,373	27,021	92,765
Research and development	241,547	4,235	478,225	49,395
Legal, accounting, consulting and public reporting	379,579	215,386	642,825	456,200
General and administrative	845,640	309,191	1,848,436	558,051
Fair market value of stock options granted to officers, directors and employees	9,403,271	1,624,000	14,728,025	1,624,000
Total operating expenses	10,879,747	2,192,185	17,724,532	2,780,411
Loss from operations	(10,411,394)	(2,119,002)	(17,108,845)	(2,638,602)
Other income and costs and expenses
Loss on extinguishment of debt	—	—	—	(267,567)
Interest expense	(42,605)	(18,864)	(51,103)	(47,673)
Loss on issuance of common stock	(372,540)	—	(928,601)	—
Loss on settlement of dispute	—	(122,139)	—	(122,139)
Loss before provision for taxes on income	(10,826,539)	(2,260,005)	(18,088,549)	(3,075,981)
Provision for taxes on income	—	—	—	—
Net Income (Loss)	(10,826,539)	(2,260,005)	(18,088,549)	(3,075,981)
Loss attributable to non-controlling interests	28,849	161,232	84,299	161,232
Net (Loss) attributable to common shareholders	$(10,797,690)	$(2,098,773)	$(18,004,250)	$(2,914,749)

Basic loss per common share	$(0.17)	$(0.04)	$(0.28)	$(0.06)
Basic and fully diluted weighted average number of shares outstanding	65,061,437	52,230,430	64,448,843	51,604,623

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(18,088,549)	$(3,075,981)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	16,819	34,453
Depreciation and amortization	156,098	12,079
Share-based compensation	14,914,372	2,025,369
Loss on issuance of common stock	928,601	—
Loss on extinguishment of debt and repurchase of warrants	—	248,892
Loss on settlement of dispute	—	102,139
Increase in net assets in connection with acquisition of fifty percent owned subsidiary	—	(37,546)
Changes in operating assets and liabilities:
Accounts receivable	(41,877)	24,484
Due from related parties	(59,170)	19,584
Inventory	(1,601,016)	—
Other current assets	(1,344)	—
Accounts payable and accrued expenses	(66,684)	44,096
Deferred revenue	(90,000)	(90,000)
Accrued wages payable to officers, directors and employees	102,458	318,407
Net cash used in operating activities	(3,830,292)	(374,024)

Investing activities:
Purchase of equipment for and improvements to cultivation facility	(977,179)	(246,283)
Purchase of intangible assets	(89,050)	(83,922)
Return of deposit	—	(32,500)
Purchase of non-marketable securities	—	(50,000)
Net cash used in investing activities	(1,066,229)	(412,705)

Financing activities:
Proceeds from issuance of common stock – equity financing line	2,581,108	1,056,142
Proceeds from convertible notes	845,000	—
Proceeds from proposed joint venture that was never formed	650,000	—
Proceeds from advances from officers and directors	501,241	245,286
Proceeds from sale of common stock	57,083	—
Payments on installment loan	(28,775)	(35,000)
Net cash provided by financing activities	4,605,657	1,266,428

Net decrease in cash	(290,864)	479,699
Cash, beginning of period	825,645	112,621
Cash, end of period	$534,781	$592,320

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Acquisition from and leaseback to of equipment to related party	$—	$57,909
Subscription to purchase common stock of a related entity – Prana Therapeutics, Inc	$—	$150,000
Exercise of stock option for 1,000,000 of common stock in exchange for notes payable to an officer and director	$—	$200,000

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

On July 14, 2017, we completed the acquisition of Prana Therapeutics, Inc. (“PTI”) by exchanging 5,730,000 shares of common stock of the Company for 5,730,000 shares of the common stock of PTI. The purchase price had a fair market value of $5,070,500, based upon the closing price of $0.85 per share on the OTC QB Market on July 14, 2017, including the cost to purchase 400,000 shares of PTI common stock for $200,000. PTI is a polymolecular botanical drug development company focused on developing targeted therapeutics for prevention of the negative side effects of chemotherapy, management of rheumatoid arthritis and treatment of brain cancer. Management elected to purchase PTI, because of the successful indication of the effectiveness of their Epidiferphane™ chemical formulation in the treatment of (i) the negative side effects of chemotherapy, (ii) inflammation and pain associated with arthritis and back-centric pain, and (iii)the potential shrinkage of cancerous tumors.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 3, 2018, PTI received notice that their licensed flagship product, EDP™, received approval on an Investigational New Drug application from the FDA for a clinical investigation for breast cancer. The clinical investigation will include a dose escalation, safety, tolerability, pharmacokinetic, and efficacy trial. Phase 1 will test the potential toxicity of EDP™ at two targeted dosages and measures safety levels, side effects, optimal dosage, and formulation. Phase 2 will focus on whether or not EDP™ passes efficacy evaluations by reducing side effects of chemotherapy in patients.

Recently, we elected to focus a significant portion of our assets, human resources and financial capital on the manufacturing and selling of a variety of cannabidiol centric products derived from industrial hemp plants. We constructed a state-of-the-art extraction facility; and, hired and trained specialized extraction personnel and laboratory technicians that enable us to convert components of industrial hemp flower to finished CBD products. In order to help provide a consistent supply of industrial hemp flower for our extraction facility, we purchased farming equipment and leased hundreds of acres of farm land on which we are growing a crop of industrial hemp plants. It is our intent to grow at least one crop of industrial hemp plants per calendar year and to harvest a sufficient amount of industrial hemp flower from our crop to supply our extraction facility on a vertically integrated basis. As of June 30, 2018, we have expended approximately $2,800,000 on facilities, farm equipment and crop planting and cultivation, as a result of electing to vertically integrate the hemp centric portion of our business.

Government Regulation - Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. As of June 30, 2018, 29 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of California, Colorado, Washington, Nevada, Oregon, Alaska, Maine, Massachusetts, Vermont and the District of Columbia have approved ballot measures to legalize cannabis for adult recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana under what colloquially became known as the “Cole memo”. However, on January 4, 2018, Attorney General Jeffery Sessions rescinded the “Cole memo,” and issued a new memo in its place that reaffirms the Department of Justice’s stance of potentially prosecuting violators of federal marijuana laws. On April 13, 2018, President Trump pledged to support federalism-based legislation regarding marijuana and promised not to pursue federal prosecution despite the Attorney General’s actions. It appears that the current administration will not elect to vigorously enforce federal laws, but such future enforcement may cause significant financial damage to us.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries UCANN California Corporation, UC Colorado Corporation and UC Oregon Corporation, the ninety-five percent (95%) owned subsidiary Prana Therapeutics, Inc. (“PTI”), and the fifty percent (50%) owned subsidiary Cannabinoid Research & Development Company Limited (“CRD”). All intercompany accounts and transactions of our subsidiaries have been eliminated. Our consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

At March 31, 2017, we concluded that we had established a variable interest entity relationship with CRD, because we are the primary beneficiary, in accordance with GAAP. As a result, we elected to consolidate the assets and liabilities of CRD in our consolidated balance sheet at March 31, 2017. PTI was purchased on July 14, 2017, and their assets and liabilities are included in the consolidated balance sheets at December 31, 2017, and their results of operations are included in the consolidated financial statements for the period of June 30, 2017, which is the nearest quarter end to the purchase date, through December 31, 2017.

Use of Estimates – The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates, assumptions and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of our consolidated financial statements and the reported amounts of revenues and expenses during the periods presented.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at June 30, 2018, approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the six-month period ended June 30, 2018 and the year ended December 31, 2017.

Cash and Cash Equivalents – We consider investments with original maturities of 90 days or less to be cash equivalents.

Accounts Receivable, Net – Our accounts receivable consists primarily of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. We determine our allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition and credit history, and current economic conditions. We recorded no bad debt expense during the six-month period ended June 30, 2018 and 2017, and we have no allowance for doubtful accounts as of June 30, 2018, and as of December 31, 2017.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory – Inventory is stated at the lower of cost or net realizable value using the last-in-first-out method. Included in inventory is our industrial hemp crop under cultivation on farm acreage leased by the Company. The cost of the industrial hemp crop under cultivation is determined based upon costs to purchase industrial hemp seed and industrial hemp cuttings, plus farm labor, fertilizer, water and power, and the cost to harvest and store the industrial hemp crop. The costs of planting, cultivating and harvesting our industrial hemp crop are capitalized to industrial hemp crop under cultivation, when incurred. The cost of farming equipment is amortized and depreciated to operating expense on a straight-line basis and is not capitalized as a component of industrial hemp crop. Upon completion of harvesting the industrial hemp crop, all incurred applicable costs are classified as raw materials. The cost of the raw materials inventory includes the cost of the industrial hemp crop plus the cost to purchase industrial hemp biomass from independent brokers and industrial hemp farmers. The cost of finished goods includes the cost of raw materials plus costs for labor, processing costs, packaging and the allocated costs of our facilities infrastructure. The cost of finished goods also includes the cost of purchasing manufactured products from independent processors. We recognize inventory costs as a charge to cost of revenues based upon an average cost per unit sold. We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of revenues.

Property, Plant and Equipment, net – Our property and equipment is recorded at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives of three to five years, and amortization is computed using the straight-line method over the life of the applicable lease. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from our accounts and any resulting gain or loss is reflected in our consolidated statements of operations.

Granted Patents. Net – Our patent was granted by the United States Patent and Trademark Office on August 15, 2017. The patent covers the extraction of pharmaceutically active components from cannabis plant materials, for incorporation into medicines. The cost of the patents is being amortized on the straight-line method over a 15-year period.

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

We have not recorded any impairment charges related to long-lived assets as of June 30, 2018 or December 31, 2017.

Goodwill – Our goodwill, which consists of our interest in a ninety-five percent owned subsidiary, Prana Therapeutics, Inc. (“PTI”) and a fifty percent owned subsidiary, Cannabinoid Research & Development Company Limited (“CRD”), is not amortized, but is evaluated for impairment annually, or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash ﬂows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants. Our total goodwill of $4,838,603 consists of $4,731,729 for PTI and $106,874 for CRD at June 30, 2018. See Note 7 – Purchase of Prana Therapeutics, Inc.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Revenue – We defer revenue for which product or service has not yet been delivered or is subject to refund until such time that we and our customer jointly determine that the product or service has been delivered or no refund will be required.

Revenue Recognition – We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criterial standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given to whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts. There was no material impact to our revenue recognition process because of the implementation of FASB ASC 606 as of June 30, 2018.

Revenue from product sales is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred, and collectability is reasonably assured.

Revenue Recognition – Affiliate – We have licensed our Prana products to Advesa, Inc. (“Advesa”), which is controlled by one of our major shareholders. Advesa has an exclusive right for five (5) consecutive one (1) year periods to sell our Prana products in certain cities in the state of California. In consideration for the exclusive license granted to Advesa under the agreement, Advesa is obligated to pay us a royalty on all Prana products sold by Advesa equal to 20% of the wholesale gross sale price of the Prana products (the “Prana Royalty”). We recognize revenue on all Prana sales consistent with the criteria described above for all sales in accordance with ASC 606, Revenue from Contracts with Customers.

Cost of Revenues – Our policy is to recognize cost of revenues in the same manner as, and in conjunction with, revenue recognition. Our cost of revenues includes the costs directly attributable to revenue recognized and includes expenses related to the production, packaging and labeling of our Prana medicinal products; personnel-related costs, fees for third-party services, travel and other consulting costs related to our advisory services; direct material and labor costs related to the production of CBD isolate extracted in our extraction facility; and direct labor, equipment, machinery, tools, supplies, seed and fertilizers, and other agricultural expenses attributable to the farming and harvesting of raw industrial hemp plant material.

Research and Development Expenses – Research and development (“R&D”) costs are charged to expense as incurred. Our R&D expenses include, but are not limited to, consulting service fees and materials and supplies used in the development of our proprietary products and services.

General and Administrative Expenses – General and administrative expenses consist primarily of personnel-related costs, fees for professional and consulting services, travel costs, rent, bad debt expense, general corporate costs, and other costs of administration such as human resources, finance and administrative roles.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no impact on our income taxes for the year ended year-ended December 31, 2017 or the six months ended June 30, 2018.

Commitments and Contingencies – Certain conditions may exist as of the date our consolidated financial statements are issued, which may result in a loss but which will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of the legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Warrants to purchase common stock	25,002	1,549,112	1,259,029	1,549,112
Stock options	13,250,000	3,680,000	25,080,000	6,580,000
	13,275,002	5,229,112	26,339,029	8,129,112

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income. During the six months ended June 30, 2018 and the year ended December 31, 2017, we did not have any gains or losses resulting from activities or transactions that resulted in other comprehensive income or loss.

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

Reclassification – Certain reclassifications have been made to the prior period amounts to conform to the current period's presentation.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the six-months ended June 30, 2018, we incurred losses of $18,088,549, used cash of $3,830,292 in our operating activities and had an accumulated deficit of $33,274,094 at June 30, 2018. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 4 – RECEIVABLE FROM RELATED PARTY

In the normal course of business, we make non-interest-bearing advances to Advesa, Inc. (“Advesa’), which is controlled by one of our officers and directors, and we receive licensing fees from the sale of products licensed to Advesa by the Company. Related party amounts due from Advesa were $59,170 and $0 at June 30, 2018 and December 31, 2017, respectively.

NOTE 5 – OPERATING LEASES

Administrative Offices and Industrial Hemp Laboratory – Golden, Colorado

Effective August 1, 2017, we entered into a triple net lease for approximately 9,882 square feet of commercial space in Golden, Colorado in which our administrative offices and industrial hemp laboratory are located. The term of the lease expires on July 31, 2020 and has no option for renewal. Basic rent is $3,302, $3,500 and $3,800 per month through, July 31, 2018, 2019 and 2020, respectively, plus we are responsible for all utilities.

Extraction and Cultivation Facility – Weldona, Colorado

Effective October 1, 2017, we entered into a triple net lease for approximately 40,000 square feet of industrial space located on five (5) acres of land in Weldona, Colorado that we use as our industrial hemp extraction facility and industrial hemp cultivation center. The term of the lease expires on September 31, 2018, with an annual option to renew the lease on an annual basis, until September 30, 2022. The rent is $7,500 per month throughout the term of the lease, plus we are responsible for all utilities.

Extraction and Cultivation Facility – Jamaica

Our fifty percent (50%) owned subsidiary Cannabinoid Research & Development Company Limited (“CRD”) leases approximately 28 acres of land upon which their cultivation and extraction facility is located near Kingston, Jamaica. The land is leased for $1 per year from the father of one of the directors and members of CRD.

Future minimum payments for these leases are:

For the twelve Months Ending June 30,
2019	2020	2021	2021	2022
$131,804	$135,296	$93,801	$90,001	$45,001

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORY

At June 30, 2018 and December 31, 2017, our inventory is, as follows:

	June 30,	December 31,
	2018	2017
Industrial hemp crop under cultivation	$1,391,306	$15,000
Raw materials	239,030	—
Work-in-process	—	—
Finished goods	13,880	28,200
	$1,644,216	$43,200

We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of revenue sold. There have been no such write-downs during the six-month period ended June 30, 2018 and 2017.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

	June 30,	December 31,
	2018	2017
Cost of construction in process - extraction facility
Weldona, Colorado extraction facility:
Equipment	$—	$647,947
Jamaica cultivation and extraction facility:
Leasehold improvements - laboratory	75,000	75,000
Leasehold improvements - cultivation	110,699	109,750
	$185,699	$832,697
Extraction facility, laboratory equipment, and office furniture and fixtures
Equipment and machinery at Weldona extraction facility	$1,120,945	—
Golden, Colorado industrial hemp laboratory - equipment	39,944	34,651
Golden, Colorado administrative offices:
Furniture and fixtures	49,282	21,668
Leasehold improvements	191,518	2,000
Transportation equipment	191,704	81,667
Remote laboratory equipment	99,220	99,220
Farm Equipment	247,456	—
	$1,940,069	239,206
Accumulated amortization and depreciation	(191,897)	(39,385)
	$1,748,172	$199,821

The amount of depreciation and amortization expense for the three and six months ended June 30, 2018 is $52,055 and $152,428, respectively. The amount of depreciation and amortization expense for the three and six months ended June 30, 2017 was $3,329 and $12,169, respectively.

NOTE 8 – PURCHASE OF PRANA THERAPUETICS, INC.

On June 8, 2017, we entered into an agreement to purchase 400,000 shares of Prana Therapeutics, Inc. (“PTI”), in a private offering of their common shares, for a total consideration of $200,000 (“Subscription Agreement’). In accordance with the terms of the Subscription Agreement, we paid PTI $50,000, upon execution of the Subscription Agreement, and committed to remit $50,000 to PTI on September 30, 2017, December 31, 2017 and March 31, 2018, respectively. Subsequently, on July 14, 2017, we completed the acquisition of PTI in an  exchange of 5,730,000 shares of our common stock for 5,730,000 shares of the common stock of PTI. The purchase price had a fair market value of $5,070,500, based upon the closing price of $0.85 per share of our common stock on the OTC QB Market on July 14, 2017, including the cost to purchase 400,000 shares of PTI for $200,000.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The purchase price for PTI was allocated to the net tangible and intangible assets based upon their fair values as of the acquisition date. The excess of the purchase price over the fair values of the net tangible assets and intangible assets was recorded as goodwill and is generally driven by management’s expectations and ability to realize synergies and achieve strategic growth. The allocation of the purchase price was, as follows:

June 30, 2018
Patents	$52,596
Net assets	522,761
Goodwill	4,495,143
Total	$5,070,500

NOTE 9 – GRANTED PATENTS, NET

On August 15, 2017, the United States Patent and Trademark Office issued to the Company US Patent #9730911 (the “Patent”) granting exclusive rights to its proprietary composition of matter in liquid formulations, based on compounds extracted from cannabis plant materials; more specifically the composition of matter pertaining to the use of phytocannabinoids, cannabinoids, and specific terpene profiles in liquid form. This composition of matter Patent provides protection for the Company’s proprietary formulations. The Patent protects the use of suspending both phytocannabinoids and cannabinoids with specific combinations of cannabis derived terpenes in liquid forms with an array of delivery methods including capsule, sublingual, topical, oral, suppository, and vaporization. Cannabinoids referenced in the application include ratios of tetrahydrocannabinolic acid (THCa), cannabidiolic acid (CBDa), tetrahydrocannabinol (THC), cannabinol (CBN), cannabidiol (CBD), cannabichromenic acid (CBCa), and cannabichromene (CBC). At August 15, 2017, we classified the costs associated with research, legal fees, application costs incurred in the process of being granted the Patent on our consolidated balance sheet in the amount of $142,317, and we began amortizing such cost on a straight-line basis over a 15-year period. Amortization expense of the Patent is $3,558 and $0.0 for the six-month period ended June 30, 2018 and 2017, respectively and accumulated amortization is $6,237 and $2,679 at June 30, 2018 and December 31, 2017, respectively.

NOTE 10 – INTANGIBLE ASSETS

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

NOTE 11 – INSTALLMENT LOANS PAYABLE

Installment loans payable consists of a 48-month installment loan for the purchase of a truck that is used at our extraction facility, as well as a 36-month installment loan for the purchase an SUV used for Company purposes. The outstanding balance on the 48-month installment loan was $17,892 and $46,667 at June 30, 2018, and December 31, 2017, respectively. The terms of the 48-month installment loan specify monthly payments of $955, however, we are making payments of $6,955 per month to pay the loan off in a six-month period. As a result of our intentions to pay the loan off in six months, the entire balance of the 48-month installment loan has been classified as a current liability. The outstanding balance on the 36-month installment loan was $76,715 and $0 at June 30, 2018, and December 31, 2017, respectively. The terms of the 36-month installment loan specify monthly payments of $2,160, however, we are making payments of $6,500 per month to pay the loan off within a one-year period. As a result of our intentions to pay off the loan within one year, the entire balance of the 36-month installment loan has been classified as a current liability.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – DEFERRED REVENUE

Our deferred revenue consists of:

	June 30,	December 31,
	2018	2017
Current portion	$113,750	$180,000
Long term portion	—	23,750
Deferred revenue	$113,750	$203,750

On June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WeedMD (“WMD) in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three-year estimate of the service period involved. Based on recent discussions with WMD, we now expect to deliver the remaining consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four-year period from January 1, 2015 through December 31, 2018. Accordingly, we are now recognizing $15,000 of deferred revenue per month. We recognized $90,000 of revenue applicable to this arrangement in each of the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, we expect to recognize the remaining $135,750 WMD deferred revenue during the next twelve months, and accordingly, we have classified the $113,750 as a current liability on our consolidated balance sheets.

NOTE 13 – CONVERTIBLE NOTES PAYABLE

During the six months ended June 30, 2018, we issued convertible promissory notes to an unaffiliated third party. The net proceeds from these notes were used for general working capital purposes. The debt discounts and deferred financing costs on the convertible promissory notes are amortized on a straight-line basis, which approximates the effective interest rate method, over the term of the note, and this amortization is included in interest expense in our consolidated statements of operations.

The following table summarizes our convertible promissory notes outstanding as of June 30, 2018 and December 31, 2017:

Issue Date	Holder	Security	Maturity Date	Interest Rate	Base Conversion Rate	June 30, 2018	December 31, 2017

4-02-18	Tangiers Investment Group	Unsecured	10-04-18	5%	Upon default, Holder may convert all or a part of the note at a rate of 70% of the average of the two lowest trading prices during 15-day period prior to Holders election to convert	$600,000	$—

6-04-18	Tangiers Investment Group	Unsecured	12-04-18	5%	Upon default, Holder may convert all or a part of the note at a rate of 70% of the average of the two lowest trading prices during 15-day period prior to Holders election to convert	288,750	—
				Less unamortized Discount		(26,931)	—
						$861,819	$—

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the three months and six months ended June 30, 2018, we recognized $16,819 of amortization of deferred financing costs, respectively. This amount is included in interest expense in our consolidated statements of operations.

NOTE 14 – NOTES PAYABLE TO AND ADVANCES FROM OFFICERS AND DIRECTORS

Notes payable to and advance from officers and directors consisted of the following:

	June 30,	December 31,
	2018	2017
Note payable to Earnie Blackmon, an officer and director	$745,945	$246,458
Note payable to Tony Verzura, an officer and director	16,644	14,889
	$762,589	$261,347

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

Historically, Messrs. Blackmon, Verzura and Ruby, who are officers and directors of the Company, have paid obligations and expenses on behalf of the Company, from their own individual, personal funds. Such payments have been recorded in the consolidated balance sheets as a component of Notes payable to and advances from officers and directors. During the six months ended June 30, 2018, Mr. Blackmon, the Chairman, Chief Executive Officer and President of the Company paid $473,516 of obligations and expenses of the Company from his own personal funds. These payments have been recorded in the consolidated balance sheets as a component of Notes payable to and advances from officers and directors.

NOTE 15 – ARBITRATION SETTLEMENT RESERVE

On May 8, 2018, H2, LLC (“H2”) and the Company executed a letter of intent formalizing the intent to enter into a joint venture. The parties subsequently made advances in anticipation of formalizing the joint venture through a definitive agreement. However, the joint venture was never formalized, and the letter of intent was terminated pursuant to its terms. Under the terms of the provisions in the letter of intent that survived its termination, the Company has the option to either provide H2 with 25% of the industrial hemp seeds purchased with $650,000 advanced by H2, or to refund the $650,000 advanced by H2. Pursuant to another provision in the letter of intent that survived termination, disputes are to be resolved via arbitration in Denver, Colorado. The parties are currently negotiating to resolve the dispute. Although the actual result of negotiations or of arbitration are not presently determinable with certainty, we have established an arbitration settlement reserve in the amount of $650,000, which we believe is the maximum amount that H2 might be awarded in arbitration.

NOTE 16 – STOCKHOLDERS’ EQUITY

Preferred Stock

On July 18, 2017, the Board of Directors adopted a resolution creating a series of Preferred Shares,  designated as the Series A Preferred Shares. We subsequently issued 2,000 shares of our Series A preferred stock for $2,200 to certain of our officers and to each director.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants:

The following table summarizes our warrants outstanding as of June 30, 2018 and December 31, 2017:

	June 30,		December 31,
	2018		2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants outstanding, beginning of period	1,209,025	$0.21	$1,551,356	$0.18
Warrants issued to consultants	50,004		132,669
Warrants exercised	—		(475,000)
Warrants outstanding, end of period	1,259,029	$0.29	1,209,025	$0.21
Warrants exercisable, end of period	1,259,029	$0.29	1,209,025	$0.21

The weighted-average remaining contractual life for warrants outstanding and exercisable at June 30, 2018, is 3.6 years, and the aggregate intrinsic value of warrants outstanding and exercisable at June 30, 2018 is $0.

666,667 warrants issued during the year ended December 31, 2017 were valued utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

Stock price	$0.16 - $2.18
Exercise price	$0.18
Risk free interest rate	1.01% - 1.37%
Expected term (years)	5
Expected volatility	322% - 504%
Expected dividends	0%

50,004 warrants issued during the six months ended June 30, 2018 were valued utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total grant-date fair value of these options was approximately $6,146,000. Stock-based compensation expense related to these stock options included in operating expenses for the six months ended June 30, 2018 was approximately $5,324,754.

On June 29, 2018, we awarded 14,195,000 stock options to various employees under our 2018 Stock Incentive Plan. Of these options, 13,250,000 were fully vested at the time of grant with the remaining 945,000 vesting quarterly through July 1, 2022. The awarded options give the option holder the right to purchase shares of our common stock at $0.705 per share during the ten-year term of the option.

We calculated the fair value of each option to be approximately $0.59 per option utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

Stock price	$0.71
Exercise price	$0.95
Risk free interest rate	2.68 - 2.79%
Expected term (years)	5
Expected volatility	210% - 214%
Expected dividends	0%

The total grant-date fair value of these options was approximately $9,711,400. Stock-based compensation expense related to these stock options included in operating expenses for the three months ended June 30, 2018 was approximately $9,053,341.

The following table summarizes our stock options outstanding as of both June 30, 2018 and December 31, 2017, respectively:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding at January 1, 2017	3,680,000	8.9	$0.28
Issued	3,957,500	9.9	0.64
Exercised	(1,000,000)
Expired	—
Stock options outstanding at December 31, 2017	6,637,500	8.7	$0.57
Stock options exercisable at December 31. 2017	6,637,500	8.7	0.57
Stock options outstanding at December 31, 2017	6,637,500
Issued	20,195,000	9.8	0.83
Exercised	—
Expired	—
Stock options outstanding at June 30, 2018	26,832,000	9.9	0.75
Stock options exercisable at June 30, 2018	25,080,000	9.5	$0.74

The total price to exercise all outstanding stock options is $14,301,000. The weighted-average remaining contractual life for stock options outstanding and exercisable at June 30, 2018 is 9.9 years, and the aggregate intrinsic value of options outstanding and exercisable at June 30, 2018 is $0.75.

On July 25, 2018, we repriced the exercise price per share from $1.08 to $0.58 per share for the stock options to purchase 6,000,000 shares of our common stock that were granted on March 28, 2018 and repriced the exercise price per share from $0.705 to $0.58 per share for the stock options to purchase 14,195,000 of our common stock that were granted on June 29, 2018. No adjustment to shared-based compensation in the consolidated financial statements for the three and six months ended June 30, 2018 was necessary as a result of the repricing of the stock options.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SHARE-BASED COMPENSATION

We recognize share-based compensation expense in cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, and other income and expenses, based on the fair value of common shares issued for services. In addition, we accrue share-based compensation expense for estimated share-based awards earned during the six months ended June 30, 2018 and 2017, Stock Incentive Plans. Share-based compensation expense for the six months ended June 30, 2018 and 2017 is, as follows:

	Three Months Ended June 31,		Six Months Ended June 30,
	2018	2017	2018	2017
Options granted to officers, directors and employees	$9,185,725	$1,624,000	$14,510,479	$1,568,000
Common stock issued for accounts payable and accrued expenses	—	—	—	43,676
Options granted for services	26,318	—	51,320	—
Warrants and options issued for consulting services	—	125,826	—	217,159
Common stock issued for services	110,506	75,918	225,393	196,534
Common stock issued as compensation to employees	145,000	—	178,500	—
	$9,467,549	$1,825,744	$14,965,692	$2,025,369

The stock options issued to officers and directors were issued under the 2018 Stock Incentive Plan, and such shares were fully vested at the date of grant.

NOTE 18 – SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

Percentage of Revenue:

	Six Months Ended June 30,
	2018	2017
Customer A	27%	50%
Customer B	24%	49%
Customer C	14%	1%

Percentage of Accounts Receivable:

	As of June 30,
	2018	2017
Customer C	100%	—%
Customer D	—%	—%
Customer E	—%	—%

The following tables show significant concentrations in our expenses and accounts payable for the periods indicated:

Percentage of Expenses:

	Six Months Ended June 30,
	2018	2017
Vendor A	17%	—%
Vendor B	14%	—%
Vendor C	11%	—%

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Percentage of Accounts Payable:

	As of June 30,
	2018	2017
Vendor C	26%	—%
Vendor D	17%	—%
Vendor E	8%	—%

NOTE 19 – COMMITMENTS AND CONTINGENCIES

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

The Company subsequently delivered four (4) put notices to Tangiers, and, as of June 30, 2016, received $2,581,108, under the terms of the equity line of credit agreement from the sale of 2,907,944 shares of the Company’s common stock to Tangiers.

Clinical Trial Agreement

Under the terms of an agreement dated November 11, 2017, we committed to pay the costs to perform clinical trials with The University of the West Indies through the Topical Metabolism Research Unit of the Caribbean Institute for Health Research located in Kingston, Jamaica, initially scheduled as follows:

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

Additionally, we have agreed to reimburse The University of the West Indies for care and treatment of patients suffering adverse reactions or injury sustained by a patient, as a direct result of the clinical trial.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research Laboratory

In October 2017, our 95% owned subsidiary, Prana Therapeutics, Inc (“PTI”), entered into a research agreement with the University of Florida Trustees (“UFT”). Under the terms of the research agreement PTI committed to pay UFT $303,544 in four (4) installments, of which $75,886 is owing as of June 30, 2018.

Executive Office Lease

Effective August 1, 2017, we signed a thirty-six-month lease of approximately 6,683 square feet of commercial office space in Golden, Colorado that we use as our executive offices. The lease expires on July 31, 2020 and requires the payment of monthly base rental rates of $3,302 through July 31, 2018, $3,000 through July 31, 2019 and $3,799 through July 31, 2020. As additional rent, we are required to pay for an allocation of common area costs and expenses, plus all utilities. Future minimum payments for this lease are:

For the Twelve Months Ending June 30,
2019	2020	2021	2021	2022
$41,802	$45,295	$3,800	$0	$0

Extraction Facility Lease

Effective October 1, 2017, we entered into a lease of approximately 40,000 square feet of industrial space in Weldona, Colorado that we us as our industrial hemp extraction facility and industrial hemp cultivation center. The term of the lease expires on October 31, 2018, with an annual option to renew that expires on September 30, 2022. The rent is $7,500 per month throughout the term of the lease, plus we are responsible for all utilities.

Industrial Hemp Crop Under Cultivation

We entered into a farm lease for acreage on which the Company is growing an industrial hemp crop. The rent for the acreage under the terms of the farm lease is in an amount per acre predicated upon the total weight in pounds of industrial hemp flower harvested at a rate of $2 per pound (dry weight, after thrashing to remove seeds), with a minimum of $1,000 per acre. The rent is payable in three (3) installments; (i) one third on November 15, 2018, (ii) one third on December 31, 2018 and (iii) the remainder of all rents is payable on February 15, 2019.

Industrial Hemp Crop Under Cultivation – Transaction With and Commitment to a Related Party

Approximately 30% of the farm acreage, on which we are growing our industrial hemp crop, is contractually controlled by a joint venture, NEC Agri Services, LLC (“NEC”). Our Principal Financial Officer is one of the managing members and owners of NEC. In exchange for supplying the farm acreage along with certain farm equipment, infrastructure and our lead farmer and farm management, the Company agreed to pay NEC a stipulated dollar amount per weight in pounds of industrial hemp flower harvested on the NEC farm acreage (dry weight after thrashing for the removal of seeds), reduced by a ratable allocation per acre of total farming costs for the industrial hemp crop under cultivation. We believe the stipulated dollar amount per weight in pounds is commensurate to the fair market value that we could have received from an independent farmer and land owner.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – SUBSEQUENT EVENTS

Subsequent to June 30, 2018, we received $1,833,026 under the terms of the equity line of credit agreement with Tangiers Global, LLC from the sale of 3,401,719 shares of our common stock to Tangiers.

On July 25, 2018, we repriced the exercise price per share from $1.08 to $0.58 per share for stock options to purchase 6,000,000 shares of our common stock that were granted on March 28, 2018 and repriced the exercise price per share from $0.705 to $0.58 per share for stock options to purchase 14,195,000 of our common stock that were granted on June 29, 2018. No adjustment to shared-based compensation in the consolidated financial statements for the three and six months ended June 30, 2018 was necessary as a result of the repricing of the stock options.

On August 3, 2018, our 95% owned subsidiary, Prana Therapeutics, Inc. (“PTI”) received approval of an Investigational New Drug (“IND”) application from the Department of Health and Human Services’ Food and Drug Administration for a clinical investigation for breast cancer of PTI’s licensed flagship product, Epidiferphane™ (EDP™). We have committed to spend approximately $300,000 to fund phase I and phase II clinical trials in connection with the IND approval.

In accordance with ASC 855-10 we have analyzed our operations subsequent to June 30, 2018 to the date these consolidated financial statements were issued, and have determined that, other than as disclosed above, we do not have any material subsequent events to disclose in these consolidated financial statements.

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

Overview

We were originally formed as a California corporation under the name MySkin, Inc. on November 15, 2007. MySkin was engaged in the business of providing management services to a medical spa in Los Angeles, California which provided various advanced skin care services until June 30, 2014, when this business was sold to the prior President of the Company.

Following this sale, we changed our focus to providing products, services and intellectual property to the cannabis industry.

Recently, we elected to focus a significant portion of our assets, human resources and financial capital on the manufacturing and selling of a variety of cannabidiol centric products generated from industrial hemp plants. We constructed a state-of-the-art extraction facility and hired and trained specialized extraction personnel and laboratory technicians that enables us to convert industrial hemp flower to finished CBD products. In order to help provide a consistent supply of industrial hemp flower for our extraction facility, we purchased farming equipment and leased hundreds of acres of farm land on which we are growing a crop of industrial hemp plants. It is our intent to grow at least one crop of industrial hemp plants per calendar year and to harvest a sufficient amount of industrial hemp flower from our crop to supply our extraction facility on vertically integrated basis. As of June 30, 2018, we have expended approximately $2,800,000 on facilities, farm equipment and crop planting and cultivation, as a result of electing to vertically integrate the industrial hemp centric portion of our business.

Results of Operations

Material changes in line items in our Statement of Operations for the six months ended June 30, 2018, as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Revenues	I	Increase is a result of sales from a new industrial hemp product line put in place during the six months ended June 30, 2018 that was not in place for the same period last year.
Gross profit, as a % of revenue	D	Decreased because revenues for the prior year were substantially comprised of license fees to non-related third parties and to related parties that have no applicable cost of goods sold.
Operating expenses	I

Greater amounts were spent on (i) research and development, (ii) legal, accounting, consulting and public reporting, and (iii) general and administrative expenses. Share-based compensation of $14,728,025 was incurred during the six months ended June 30, 2018, which included options granted to officers and directors and employees that were fair valued at $14,510,479, while share-based compensation for the same period last year was $1,624,000. Research and development increased $428,830 over the same period for 2017 due to the costs incurred in developing our pilot extraction facility and program.

Non-Operating expenses	I

Our other non-operating expenses were $979,704 and $437,379 for the six months ended June 30, 2018 and 2017, respectively. The increase in other non-operating expenses is substantially due to $928,601 from losses due to discounts experienced in the issuance of common stock, compared to the $122,139 loss due to settlement of dispute during this same period in 2017. The total increase in non-operating expenses was reduced by the fact that we did not incur $267,567 loss on the extinguishment of debt or the repurchase of warrants during the six months ended June 30, 2018.

Material changes in line items in our Statement of Operations for the three months ended June 30, 2018, as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Revenues	I	Increase is a result of sales from a new industrial hemp product line put in place during the three months ended June 30, 2018 that was not in place for the same period last year.
Gross profit, as a % of revenue	D	Decreased because revenues for the prior year were substantially comprised of license fees to non-related third parties and to related parties that have no applicable cost of goods sold.
Operating expenses	I

Greater amounts were spent on (i) research and development, (ii) legal, accounting, consulting and public reporting, and (iii) General and administrative expenses. Share-based compensation of $9,403,271 was incurred during the three months ended June 30, 2018, which included options granted to officers and directors and employees that were fair valued at $9,055,853, while share-based compensation for the same period last year was $1,624,000. Research and development increased $237,312 over the same period for 2017 due to the costs incurred in developing our pilot extraction facility and program.

Non-Operating expenses	I

Our other non-operating expenses were $415,145 and $141,003 for the three months ended June 30, 2018 and 2017, respectively. The increase in other non-operating expenses is substantially due to $372,540 from losses due to discounts experienced in the issuance of common stock, compared to the $122,139 loss due to settlement of dispute during this same period in 2017. The total increase in non-operating expenses was reduced by the fact that we did not incur any loss from a settlement of dispute or from extinguishment of debt during the three months ended June 30, 2018.

The factors that will most significantly affect future operating results will be:

•

State by state regulatory changes with respect to marijuana in the United States; and

•

Rescheduling of hemp and marijuana by the federal government.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Our material sources and (uses) of cash during the six months ended June 30, 2018 and 2017 were:

	2018	2017
Cash used in operations	(3,830,292)	(374,024)
Purchase of equipment for and improvements to cultivation facility	(977,179)	(246,283)
Purchase of intangible assets	(89,050)	(83,922)
Return of deposit	—	(32,500)
Purchase of non-marketable securities	—	(50,000)
Proceeds from sale of common stock - equity financing line	2,581,108	1,056,142
Proceeds from convertible notes	845,000	—
Proceeds from a proposed joint venture that was never formed	650,000	—
Advances from officers and directors	501,241	245,286
Proceeds from the sale of common stock	57,083	—
Repayment of notes and convertible notes	(28,775)	(35,000)

General

Future minimum amounts the Company is required to pay under the terms of its operating leases are, as shown below;

	2018	2019	2020	2021	2022
Cultivation and extraction facility in Weldona, Colorado	$90,000	$90,000	$90,000	$90,000	$45,000
Administrative offices and extraction and testing laboratory in Golden, Colorado	41,803	45,295	3,800	—	—
Cultivation and extraction facility in Jamaica	1	1	1	1	1
	$131,804	$135,296	$93,801	$90,001	$45,001

The future minimum payments required under the terms of our material contractual obligations are, as shown below.

	2018	2019	2020	2021	2022
Operating leases	$131,804	$135,296	$93,801	$90,001	$45,001
Research laboratory at the University of Florida School of Medicine	153,544	—	—	—	—
Clinical trials at the West Indies School of Medicine	61,182	102,364	—	—	—
	$346,530	$237,660	$93,801	$90,001	$45,001

Other than as disclosed above, we do not know of any:

•

trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or

•

any significant changes in our expected sources and uses of cash.

During the next twelve months, we anticipate that we will incur approximately $2,000,000 of salaries, wages and general and administrative expenses in order to execute our current business plan. We also expect to incur significant sales, marketing, research and development expenses during the next twelve months, and we expect to spend approximately (i) $1,500,000 on completing the cultivation and harvesting of our industrial hemp crop under cultivation, (ii) $2,000,000 on adding an additional extraction facility and expanding our existing extraction facility in Colorado, (iii) $500,000 on pursing licensing and patent applications for products developed and licensed by our 95% owned subsidiary, Prana Therapeutics, Inc., (iv) $500,000 on solidifying agreements with potential licensees who might be utilizing or want to utilize our patented formulations and processes, and (v) 750,000 on clinical research and clinical trials, including $300,000 for phase I and phase II clinical trials in connection with the approval of an  Investigational New Drug application issued by the Department of Health and Human Services’ Food and Drug Administration for Epidiferphane™\, Prana Therapeutics, Inc.’s licensed flagship product.

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

UNITED CANNABIS CORPORATION

Date: August 14, 2018	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer
Date: August 14, 2018	By:	/s/ John Walsh
John Walsh
Principal Financial and Accounting Officer