Form 10-Q
period 2018-09-30
United Cannabis Corp
filed 2018-11-09
CIK 1436161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

As of November 9, 2018, the registrant had 75,860,641 shares of common stock outstanding.

UNITED CANNABIS CORPORATION

i

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$275,233	$825,645
Accounts receivable, net	80,249	—
Inventory	2,662,451	43,200
Due from related parties	103,402	—
Other current assets	49,360	23,028
Total current assets	3,170,695	891,873
Construction in progress	961,527	832,697
Property, plant and equipment, net	1,922,496	199,821
Granted patents, net	134,301	139,638
Intangible assets	264,769	170,519
Other assets	71,576	—
Goodwill	4,838,603	4,838,603
Total assets	$11,363,967	$7,073,151

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$582,117	$371,711
Accrued expenses	34,413	10,184
Installment loan payable	64,278	46,667
Deferred revenue	68,750	180,000
Accrued wages payable to officers and directors	—	310,401
Notes payable for advances from and prior wages payable to officers and directors	1,125,892	261,348
Convertible notes payable, net	283,861	—
Arbitration and litigation reserve	650,000	—
Total current liabilities	2,809,311	1,180,311
Long term liabilities:
Deferred revenue, net of current portion	—	23,750
Total liabilities	2,809,311	1,204,061
COMMITMENTS AND CONTINGENCIES – Note 19
STOCKHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized; 2,000 Series A shares outstanding at September 30, 2018 and December 31, 2017, respectively	2,200	2,200
Common stock, 100,000,000 shares authorized; 74,180,490 and 62,862,066 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	44,943,406	21,186,888
Accumulated deficit	(36,218,959)	(15,269,845)
Total equity (deficit) attributable to stockholders of the Company	8,726,647	5,919,243
Non-controlling interest (deficit)	(171,991)	(50,153)
Total stockholders’ equity	8,554,656	5,869,090
Total liabilities and stockholders’ equity	$11,363,967	$7,073,151

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Product revenues	$2,099,591	$12,627	$4,026,298	$142,685
Licensing fees	32,712	45,000	135,000	135,000
Revenues, affiliate	—	45,033	99,103	178,785
Total revenues	2,132,303	102,660	4,260,401	456,470
Cost of revenues	(1,567,031)	(26,226)	(3,079,442)	(238,227)
Gross Profit	565,272	76,434	1,180,959	218,243
Operating expenses
Marketing, advertising and new business development	143,083	39,728	170,104	132,493
Research and development	257,658	40,611	735,883	90,006
Legal, accounting, consulting and public reporting	287,959	181,052	930,784	637,252
General and administrative	1,152,822	461,990	3,218,804	1,020,041
Share-based expense for stock options granted to officers, directors and employees	179,018	—	14,689,497	1,624,000
Total operating expenses	2,020,540	723,381	19,745,072	3,503,792
Loss from operations	(1,455,268)	(646,947)	(18,564,113)	(3,285,549)
Other income and costs and expenses
Loss on extinguishment of debt	—	—	—	(267,567)
Interest expense	(121,162)	(6,759)	(172,265)	(54,432)
Loss on issuance of common stock	(939,229)	—	(1,867,830)	—
Loss on conversion of convertible note	(466,744)	—	(466,744)	—
Loss on settlement of dispute	—	—	—	(122,139)
Loss before provision for taxes on income	(2,982,403)	(653,706)	(21,070,952)	(3,729,687)
Provision for taxes on income	—	—	—	—
Net Income (Loss)	(2,982,403)	(653,706)	(21,070,952)	(3,729,687)
Loss attributable to non-controlling interests	37,538	80,914	121,837	242,146
Net (Loss) attributable to common shareholders	$(2,944,865)	$(572,792)	$(20,949,115)	$(3,487,541)

Basic loss per common share	$(0.04)	$(0.01)	$(0.31)	$(0.07)
Basic and fully diluted weighted average number of shares outstanding	70,818,495	44,925,837	66,626,106	54,170,003

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(21,070,952)	$(3,729,687)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	22,042	34,453
Depreciation and amortization	264,445	26,299
Share-based compensation	15,238,156	2,117,302
Loss on issuance of common stock	1,867,830	—
Loss on conversion of convertible note	466,744	—
Loss on extinguishment of debt and repurchase of warrants	—	248,892
Loss on settlement of dispute	—	122,139
Changes in operating assets and liabilities:
Accounts receivable	(80,249)	(1,216)
Due from related parties	(103,402)	(10,508)
Other current assets	(26,332)	—
Accounts payable and accrued expenses	326,610	23.271
Deferred revenue	(135,000)	(135,000)
Accrued wages payable to officers and directors	—	302,889
Net cash used in operating activities	(3,230,108)	(1,001,166)

Investing activities:
Cash acquired upon acquisition of subsidiary	—	347,307
Purchase of inventory	(2,033,898)	(36,098)
Purchase of equipment and improvements to cultivation facilities	(2,619,251)	(261,560)
Purchase of intangible assets	(94,250)	(125,858)
Deposits and return of deposit	(71,576)	(32,500)
Cash portion of settlement of dispute	—	(20,000)
Net cash used in investing activities	(4,818,975)	(128,709)

Financing activities:
Proceeds from issuance of common stock – equity financing line	5,390,049	1,380,204
Proceeds from convertible notes	845,000	—
Proceeds from proposed joint venture that was never formed – litigation reserve	650,000	—
Proceeds from advances from officers and directors	554,143	254,943
Proceeds from sale of common stock	118,583	64,804
Repayment of convertible debt and notes payable	—	(35,000)
Payments on installment loans	(59,104)	—
Net cash provided by financing activities	7,498,671	1,664,951

Net increase (decrease) in cash	(550,412)	535,076
Cash, beginning of period	825,645	112,621
Cash, end of period	$275,233	$647,697

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Acquisition from and leaseback to of equipment to related party	$—	$99,200
Common shares issued in the acquisition of Prana Therapeutics, Inc.	$—	$4,870,500
Conversion to notes payable for advance from officer and directors	$310,401	$—
Exercise of stock option for 1,000,000 of common stock in exchange for notes payable to an officer and director	$—	$200,000

The accompanying notes are an integral part of these consolidated financial statements

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

In connection with this transaction:

•

Messrs. Blackmon, Verzura and Ruby licensed to us all of their knowledge and know-how relating to the design and buildout of cultivation facilities, growing/cultivation systems, seed-to-sale protocols and procedures, products, a genetic catalogue with over 150 different strains, an advanced (non-psychoactive) cannabinoid therapy program called "A.C.T. Now", security, regulatory compliance, and other methods and processes which relate to the cannabis industry.

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

On July 14, 2017, we completed the acquisition of Prana Therapeutics, Inc. (“PTI”) by exchanging 5,730,000 shares of common stock of the Company for 5,730,000 shares of the common stock of PTI. The purchase price had a fair market value of $5,070,500, based upon the closing price of $0.85 per share on the OTC QB Market on July 14, 2017, including the cost to purchase 400,000 shares of PTI common stock for $200,000. PTI is a polymolecular botanical drug development company focused on developing targeted therapeutics for prevention of the negative side effects of chemotherapy, management of rheumatoid arthritis and treatment of brain cancer. Management elected to purchase PTI, because of the successful indication of the effectiveness of PTI’s Epidiferphane™ chemical formulation in the treatment of (i) the negative side effects of chemotherapy, (ii) inflammation and pain associated with arthritis and back-centric pain, and (iii)the potential shrinkage of cancerous tumors.

On August 3, 2018, PTI received notice that its licensed flagship product, EDP™, received approval on an Investigational New Drug application from the FDA for a clinical investigation for breast cancer. The clinical investigation will include a dose escalation, safety, tolerability, pharmacokinetic, and efficacy trial. Phase 1 will test the potential toxicity of EDP™ at two targeted dosages and measures safety levels, side effects, optimal dosage, and formulation. Phase 2 will focus on whether or not EDP™ passes efficacy evaluations by reducing side effects of chemotherapy in patients.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently, we elected to focus a significant portion of our assets, human resources and financial capital on the manufacturing and selling of a variety of cannabidiol centric products derived from industrial hemp plants. We constructed a state-of-the-art extraction facility; and, hired and trained specialized extraction personnel and laboratory technicians that enable us to convert components of industrial hemp flower to finished CBD products. In order to help provide a consistent supply of industrial hemp flower for our extraction facility, we purchased farming equipment and leased hundreds of acres of farm land on which we are growing a crop of industrial hemp . It is our intent to grow at least one crop of industrial hemp plants per calendar year and to harvest a sufficient amount of industrial hemp flower from our crop to supply our extraction facility on a vertically integrated basis. As of September 30, 2018, we have expended approximately $2,800,000 on facilities, farm equipment and crop planting and cultivation, as a result of electing to vertically integrate the hemp centric portion of our business.

Government Regulation - Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. As of September 30, 2018, 30 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of California, Colorado, Washington, Nevada, Oregon, Alaska, Maine, Massachusetts, Vermont and the District of Columbia have approved ballot measures to legalize cannabis for adult recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana under what colloquially became known as the “Cole memo”. However, on January 4, 2018, Attorney General Jeffery Sessions rescinded the “Cole memo,” and issued a new memo in its place that reaffirms the Department of Justice’s stance of potentially prosecuting violators of federal marijuana laws. On April 13, 2018, President Trump pledged to support federalism-based legislation regarding marijuana and promised not to pursue federal prosecution despite the Attorney General’s actions. It appears that the current administration will not elect to vigorously enforce federal laws, but such future enforcement may cause significant financial damage to us.

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

At March 31, 2017, we concluded that we had established a variable interest entity relationship with CRD, because we are the primary beneficiary, in accordance with GAAP. As a result, we elected to consolidate the assets and liabilities of CRD in our consolidated balance sheet at March 31, 2017. PTI was purchased on July 14, 2017, and its assets and liabilities are included in the consolidated balance sheets at December 31, 2017, and their results of operations are included in the consolidated financial statements for the period of September 30, 2017, which is the nearest quarter end to the purchase date, through December 31, 2017.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at September 30, 2018, approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the nine-month period ended September 30, 2018 and the year ended December 31, 2017.

Cash and Cash Equivalents – We consider investments with original maturities of 90 days or less to be cash equivalents.

Accounts Receivable, Net – Our accounts receivable consists primarily of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. We determine our allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition and credit history, and current economic conditions. We recorded no bad debt expense during the nine-month period ended September 30, 2018 and 2017, and we have no allowance for doubtful accounts as of September 30, 2018 or December 31, 2017.

Inventory – Inventory is stated at the lower of cost or net realizable value using the last-in-first-out method. Included in inventory is our industrial hemp crop under cultivation on farm acreage leased by us. The cost of the industrial hemp crop under cultivation is determined based upon costs to purchase industrial hemp seed and industrial hemp cuttings, plus farm labor, fertilizer, water and power, and the cost to harvest and store the industrial hemp crop. The costs of planting, cultivating and harvesting our industrial hemp crop are capitalized to industrial hemp crop under cultivation, when incurred. The cost of farming equipment is amortized and depreciated to operating expense on a straight-line basis and is not capitalized as a component of industrial hemp crop. Upon completion of harvesting the industrial hemp crop, all incurred applicable costs are classified as raw materials. The cost of the raw materials inventory includes the cost of the industrial hemp crop plus the cost to purchase industrial hemp biomass from independent brokers and industrial hemp farmers. The cost of finished goods includes the cost of raw materials plus costs for labor, processing costs, packaging and the allocated costs of our facilities infrastructure. The cost of finished goods also includes the cost of purchasing manufactured products from independent processors. We recognize inventory costs as a charge to cost of revenues based upon an average cost per unit sold. We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of revenues.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Granted Patents, Net – Our patent was granted by the United States Patent and Trademark Office on August 15, 2017. The patent covers the extraction of pharmaceutically active components from cannabis plant materials, for incorporation into medicines. The cost of the patents is being amortized on the straight-line method over a 15-year period.

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

We have not recorded any impairment charges related to long-lived assets as of September 30, 2018 or December 31, 2017.

Goodwill – Our goodwill, which consists of our interest in a ninety-five percent owned subsidiary, Prana Therapeutics, Inc. (“PTI”) and a fifty percent owned subsidiary, Cannabinoid Research & Development Company Limited (“CRD”), is not amortized, but is evaluated for impairment annually, or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash ﬂows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants. Our total goodwill of $4,838,603 consists of $4,731,729 for PTI and $106,874 for CRD at September 30, 2018. See Note 7 – Purchase of Prana Therapeutics, Inc.

Purchase Price Allocation – The acquisition method of accounting is based on ASC Subtopic 805-10, “Business Combinations,” and uses the fair value concepts defined in ASC Subtopic 820-10, “Fair Value Measurements and Disclosures”. The price for the purchase of Prana Therapeutics, Inc., was allocated to the net tangible and intangible assets based upon their fair values as of the acquisition date, July 14, 2017. The allocation of the purchase price of $5,070,500 was based upon a valuation and the estimates and assumptions are subject to change within the measurement period. The excess of the purchase price over the fair values of the net tangible assets and intangible assets was recorded as goodwill in the amount of $4,731,729 and is generally driven by our expectations of our ability to commercialize the several drugs invented by Prana Therapeutics, Inc. See Note 8 – Purchase of Prana Therapeutics, Inc.

Deferred Revenue – We defer revenue for which product or service has not yet been delivered or is subject to refund until such time that we and our customer jointly determine that the product or service has been delivered or no refund will be required.

Revenue Recognition – We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criterial standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given, whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts. There was no material impact to our revenue recognition process because of the implementation of FASB ASC 606 as of September 30, 2018.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from product sales is recognized when an order has been obtained, the price is fixed and determinable, the product is shipped, title has transferred, and collectability is reasonably assured.

Revenue Recognition – Affiliate – We have licensed our Prana products to Advesa, Inc. (“Advesa”), which is controlled by one of our major shareholders. Advesa has an exclusive right for five (5) consecutive one (1) year periods to sell our Prana products in certain cities in the state of California. In consideration for the exclusive license granted to Advesa under the agreement, Advesa is obligated to pay us a royalty on all Prana products sold by Advesa equal to 20% of the wholesale gross sale price of the Prana products. We recognize revenue on all Prana sales consistent with the criteria described above for all sales in accordance with ASC 606, Revenue from Contracts with Customers.

We have licensed Prana Hemp to NutriMed, LLC (“NutriMed”), which is controlled by two of our major shareholders, one of our officers and a consultant to the Company. NutriMed has a non-exclusive right to sell Prana Hemp in certain situations where the sale is to be completed through the use of a credit card associated with a merchant account owned and/or controlled by NutriMed. In consideration for the non-exclusive license granted to NutriMed under the agreement, NutriMed is obligated to pay us a royalty on all Prana Hemp products sold by NutriMed equal to 20% of the wholesale gross sale price of the Prana Hemp products. We recognize revenue on all Prana Hemp sales consistent with the criteria described above for all sales in accordance with ASC 606, Revenue from Contracts with Customers.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We follow the provisions of ASC 740, Income Taxes. Because of ASC 740, we make a comprehensive review of our portfolio of tax positions in accordance with recognition standards established by ASC 740. As a result of the implementation of ASC 740, we recognized no material adjustments to liabilities or stockholders’ deficit.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no impact on our income taxes for the year ended year-ended December 31, 2017 or the nine months ended September 30, 2018.

Commitments and Contingencies – Certain conditions may exist as of the date our consolidated financial statements are issued, which may result in a loss but which will only be resolved when one or more future events occur or fail to occur. We assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or unasserted claims that may result in such proceedings, we evaluate the perceived merits of the legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in our consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Warrants to purchase common stock	1,271,530	1,424,112	1,284,031	1,424,112
Stock options	25,080,000	6,580,000	25,080,000	6,580,000
	26,351,530	8,004,112	26,364,031	8,004,112

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income. During the nine months ended September 30, 2018 and the year ended December 31, 2017, we did not have any gains or losses resulting from activities or transactions that resulted in other comprehensive income or loss.

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

In June 2018, the FASB issued updated guidance on accounting for nonemployee share-based award payments granted to acquire goods and services to be used or consumed in the grantor’s own operations. This guidance does not apply in the case that the share-based payment was made to provide financing to the issuer, or in the case that the awards are made in conjunction with selling goods and services to customer under a contract accounted for under Topic 606 – Revenue from Contracts with Customers. The stated objectives of this update are part of FASB’s simplification Initiative, and provisions affecting publicly held companies include simplifying (1) the method that nonemployee share-based awards are measured; (2) the method used to arrive at the measurement date; (3) accounting for share-based awards with performance conditions; and (4) the classification reassessment of share-base awards in certain situations. The new guidance will be effective for us at the beginning of fiscal year 2019.  Early adoption is permitted. We are in the process of evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures.

Reclassification – Certain reclassifications have been made to the prior period amounts to conform to the current period's presentation.

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine-months ended September 30, 2018, we incurred losses of $21,070,952, used cash of $3,230,108 in our operating activities and had an accumulated deficit of $36,218,959 at September 30, 2018. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – DUE FROM RELATED PARTIES

Amounts due from related from related parties include the following:

	September 30, 2018	December 31, 2017
Advesa, Inc.	$44,402	$—
NutriMed, LLC	59,000	—
	$103,402	$—

In the normal course of business, we make non-interest-bearing advances to Advesa, Inc. (“Advesa’), which is controlled by one of our officers and directors, and we receive licensing fees from the sale of products licensed to Advesa by the Company.

In the normal course of business, we sell products to NutriMed, LLC, which is controlled by two of our officers and directors. The products that we sell to NutriMed, LLC are at a price equivalent to the whole sale price that we charged to unrelated, third party distributors.

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

Extraction and Cultivation Facility – Mead, Colorado

Effective September 1, 2018, we entered into a triple net lease for approximately 14,300 square feet of industrial space located in Mead, Colorado that we use as an industrial hemp extraction facility. The term of the lease expires on August 31, 2023. The rent is $12,596 per month throughout the term of the lease, plus we are responsible for all utilities.

Extraction and Cultivation Facility – Jamaica

Our fifty percent (50%) owned subsidiary Cannabinoid Research & Development Company Limited (“CRD”) leases approximately 28 acres of land upon which their cultivation and extraction facility is located near Kingston, Jamaica. The land is leased for $1 per year from the father of one of the directors and members of CRD.

Future minimum payments for these leases are:

For the twelve Months Ending September 30,
2019	2020	2021	2022	2023
$283,753	$279,150	$241,153	$241,153	$158,365

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INVENTORY

At September 30, 2018 and December 31, 2017, our inventory is, as follows:

	September 30,	December 31,
	2018	2017
Raw materials	$2,511,396	$15,000
Work-in-process	49,735	—
Finished goods	101,320	28,200
	$2,662,451	$43,200

We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of revenue sold. There have been no such write-downs during the nine-month period ended September 30, 2018 and 2017.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

	September 30,	December 31,
	2018	2017
Cost of construction in process - extraction facility
Weldona, Colorado extraction facility:
Equipment	$—	$647,947
Mead, Colorado extraction facility
Equipment	775,828	—
Jamaica cultivation and extraction facility:
Leasehold improvements - laboratory	75,000	75,000
Leasehold improvements - cultivation	110,699	109,750
	$961,527	$832,697
Extraction facility, laboratory equipment, and office furniture and fixtures
Equipment and machinery at Weldona extraction facility	$1,151,263	—
Golden, Colorado industrial hemp laboratory - equipment	39,944	34,651
Golden, Colorado administrative offices:
Furniture and fixtures	49,282	21,668
Leasehold improvements	209,796	2,000
Transportation equipment	234,964	81,667
Remote laboratory equipment	99,220	99,220
Farm Equipment	436,492	—
	$2,220,961	239,206
Accumulated amortization and depreciation	(298,465)	(39,385)
	$1,922,496	$199,821

The amount of depreciation and amortization expense for the three and nine months ended September 30, 2018 is $106,567 and $259,108, respectively. The amount of depreciation and amortization expense for the three and nine months ended September 30, 2017 was $18,449 and $25,106, respectively.

NOTE 8 – PURCHASE OF PRANA THERAPUETICS, INC.

On June 8, 2017, we entered into an agreement to purchase 400,000 shares of Prana Therapeutics, Inc. (“PTI”), for a total consideration of $200,000 (“Subscription Agreement’). In accordance with the terms of the Subscription Agreement, we paid PTI $50,000, upon execution of the Subscription Agreement, and committed to remit $50,000 to PTI on September 30, 2017, December 31, 2017 and March 31, 2018, respectively. On July 14, 2017, we completed the acquisition of PTI in an exchange of 5,730,000 shares of our common stock for 5,730,000 shares of the common stock of PTI. The purchase price had a fair market value of $5,070,500, based upon the closing price of $0.85 per share of our common stock on the OTC QB Market on July 14, 2017, including the cost to purchase 400,000 shares of PTI for $200,000.

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

September 30,
2018
Patents	$52,596
Net assets	522,761
Goodwill	4,495,143
Total	$5,070,500

NOTE 9 – GRANTED PATENTS, NET

On August 15, 2017, the United States Patent and Trademark Office issued to the Company US Patent #9730911 (the “Patent”) granting exclusive rights to its proprietary composition of matter in liquid formulations, based on compounds extracted from cannabis plant materials; more specifically the composition of matter pertaining to the use of phytocannabinoids, cannabinoids, and specific terpene profiles in liquid form. This composition of matter Patent provides protection for the Company’s proprietary formulations. The Patent protects the use of suspending both phytocannabinoids and cannabinoids with specific combinations of cannabis derived terpenes in liquid forms with an array of delivery methods including capsule, sublingual, topical, oral, suppository, and vaporization. Cannabinoids referenced in the application include ratios of tetrahydrocannabinolic acid (THCa), cannabidiolic acid (CBDa), tetrahydrocannabinol (THC), cannabinol (CBN), cannabidiol (CBD), cannabichromenic acid (CBCa), and cannabichromene (CBC). At August 15, 2017, we classified the costs associated with research, legal fees, application costs incurred in the process of being granted the Patent on our consolidated balance sheet in the amount of $142,317, and we began amortizing such cost on a straight-line basis over a 15-year period. Amortization expense of the Patent is $1,779 and $5,337 for the three-months and nine-months ended September 30, 2018 and $0.0 for both the three-months and nine-months period ended September 30, 2017, respectively and accumulated amortization is $8,016 and $2,679 at September 30, 2018 and December 31, 2017, respectively.

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

NOTE 11 – INSTALLMENT LOANS PAYABLE

Installment loans payable consist of a 48-month installment loan for the purchase of a truck that is used at our extraction facility, as well as a 36-month installment loan for the purchase an SUV used for Company purposes. The outstanding balance on the 48-month installment loan was $0 and $46,667 at September 30, 2018, and December 31, 2017, respectively. The terms of the 48-month installment loan specify monthly payments of $955; however, we are making payments of $6,955 per month to pay the loan off in a nine-month period. As a result of our intentions to pay the loan off in nine months, the entire balance of the 48-month installment loan has been classified as a current liability; this installment loan was fully paid at September 30, 2018. The outstanding balance on the 36-month installment loan was $68,750 and $46,667 at September 30, 2018, and December 31, 2017, respectively. The terms of the 36-month installment loan specify monthly payments of $2,160, however, we are making payments of $6,500 per month to pay the loan off within a one-year period. As a result of our intentions to pay off the loan within one year, the entire balance of the 36-month installment loan has been classified as a current liability.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – DEFERRED REVENUE

Our deferred revenue consists of:

	September 30,	December 31,
	2018	2017
Current portion	$68,750	$180,000
Long term portion	—	23,750
Deferred revenue	$68,750	$203,750

On September 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WeedMD (“WMD”) in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three-year estimate of the service period involved. Based on recent discussions with WMD, we now expect to deliver the remaining consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four-year period from January 1, 2015 through December 31, 2018. Accordingly, we are now recognizing $15,000 of deferred revenue per month. We recognized $90,000 of revenue applicable to this arrangement in each of the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, we expect to recognize the remaining $68,750 WMD deferred revenue during the next twelve months, and accordingly, we have classified the $68,750 as a current liability on our consolidated balance sheets.

NOTE 13 – CONVERTIBLE NOTES PAYABLE

During the nine months ended September 30, 2018, we issued convertible promissory notes to an unaffiliated third party. The net proceeds from these notes were used for general working capital purposes. The debt discounts and deferred financing costs on the convertible promissory notes are amortized on a straight-line basis, which approximates the effective interest rate method, over the term of the note, and this amortization is included in interest expense in our consolidated statements of operations.

On September 29, 2018, we converted a $600,000 convertible note through the issuance to the lender of 1,956,522 shares of our common stock. We recognized a loss on the conversion of the $600,000 convertible note in the amount of $496,023 for the three months and nine months ended September 30, 2018.

The following table summarizes our convertible promissory notes outstanding as of September 30, 2018 and December 31, 2017:

Issue Date	Holder	Security	Maturity Date	Interest Rate	Base Conversion Rate	September 30, 2018	December 31, 2017

6-04-18	Tangiers Global	Unsecured	12-04-18	5%	Upon default, Holder may convert all or a part of the note at a rate of 70% of the average of the two lowest trading prices during 15-day period prior to Holder’s election to convert	$288,750	$—
				Less unamortized Discount		(4,889)	—
						$283,861	$—

During the three months and nine months ended September 30, 2018, we recognized $22,042 and $38,861, respectively, of amortization of deferred financing costs, respectively. This amount is included in interest expense in our consolidated statements of operations.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – NOTES PAYABLE FOR ADVANCES FROM AND PRIOR WAGES PAYABLE TO OFFICERS AND DIRECTORS

Notes payable, including accrued interest payable, to and advance from officers and directors consisted of the following:

	September 30,	December 31,
	2018	2017
Notes payable to Earnie Blackmon, an officer and director	$816,195	$246,459
Note payable to Tony Verzura, an officer and director	159,833	14,889
Note payable to Chadwick Ruby, an officer and director	149,864	—
	$1,125,892	$261,348

On April 6, 2016, we borrowed $25,000 from Ernest Blackmon and $25,000 from Tony Verzura and used the proceeds to repay principal and interest applicable on our $102,000 convertible promissory note dated October 12, 2015, to JSJ Investments Inc. The loans, together with interest at 12% per year, are payable on December 30, 2016. We may prepay the loans at any time. If the loans are repaid on or before September 30, 2016, the principal amount, which is being repaid, will increase by 10%. If the loans are repaid after September 30, 2016, the principal amount, which is being repaid will increase by 15%. As of December 31, 2016, the loans were not repaid, when they were due, per the terms of the notes, and thus, the principal balance of the notes at that date was increased to $57,500 in the aggregate, with the addition to the principal balance charged to interest expense.

Historically, Messrs. Blackmon, Verzura and Ruby, who are officers and directors of the Company, have paid obligations and expenses on behalf of the Company from their own individual, personal funds. Such payments have been recorded in the consolidated balance sheets as a component of Notes payable to and advances from officers and directors. During the nine months ended September 30, 2018, Mr. Blackmon, the Chairman, Chief Executive Officer and President of the Company paid $554,143, net of reimbursements, of obligations and expenses of the Company from his own personal funds. These payments have been recorded in the consolidated balance sheets as a component of Notes payable to and advances from officers and directors.

On July 1, 2018, we elected to convert all accrued and unpaid wages owed to Messrs. Blackmon, Verzura, and Ruby in the aggregate amount of $310,408 as notes payable to them. Thus, $310,408 is classified as Notes Payable For Advances from And Prior Wages Payable to Officers and Directors on the consolidated balance sheet of the Company at September 30, 2018. Interest on the notes is at a rate of 15% for the principal amount due Mr. Blackmon, and at a rate of 12.5% for on the principal amount owed Messrs. Verzura and Ruby.

NOTE 15 – ARBITRATION AND LITIGATION RESERVE

On May 8, 2018, H2, LLC (“H2”) and the Company executed a letter of intent formalizing their intent to enter into a joint venture. The parties subsequently made monetary advances in anticipation of formalizing the joint venture through a definitive agreement. However, the joint venture was never formalized, and the letter of intent was terminated pursuant to its terms. Under the terms of the provisions in the letter of intent that survived its termination, the Company has the option to either provide H2 with 25% of the industrial hemp seeds purchased with $650,000 advanced by H2, or to refund the $650,000 advanced by H2. Pursuant to another provision in the letter of intent that survived termination, disputes are to be resolved via arbitration in Denver, Colorado. On August 10, 2018, H2 filed a lawsuit in the state of California naming the Company, as well as, naming Earnest Blackmon, our Chairman of the Board and Chief Executive Officer, and John Walsh, our Treasurer and Chief Accounting Officer. The lawsuit asserts various claims, including rescission of any purported contract or joint venture and asks for $16,500,000 in damages. Our counsel and Management believe the suit is without merit, and we will vigorously defend against the lawsuit. We filed with the court a motion to compel arbitration, and we believe the court will stay the litigation and compel arbitration.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – STOCKHOLDERS’ EQUITY

Preferred Stock

On July 18, 2017, the Board of Directors adopted a resolution creating a series of Preferred Shares, designated as the Series A Preferred Shares. We subsequently issued 2,000 shares of our Series A preferred stock for $2,200 to certain of our officers and to each director.

Warrants:

The following table summarizes our warrants outstanding as of September 30, 2018 and December 31, 2017:

	September 30,		December 31,
	2018		2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants outstanding, beginning of period	1,209,025	$0.21	$1,551,356	$0.18
Warrants issued to consultants	75,006	0.95	132,669
Warrants exercised	—		(475,000)
Warrants outstanding, end of period	1,284,031	$0.31	1,209,025	$0.21
Warrants exercisable, end of period	1,284,031	$0.31	1,209,025	$0.21

The weighted-average remaining contractual life for warrants outstanding and exercisable at September 30, 2018, is 3.63 years, and the aggregate intrinsic value of warrants outstanding and exercisable at September 30, 2018 is $0.

666,667 warrants issued during the year ended December 31, 2017 were valued utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

Stock price	$0.16 - $2.18
Exercise price	$0.18
Risk free interest rate	1.01% - 1.37%
Expected term (years)	5
Expected volatility	322% - 504%
Expected dividends	0%

75,006 warrants issued during the nine months ended September 30, 2018 were valued utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We calculated the fair value of each option to be approximately $0.91 per option utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

Stock price	$1.05
Exercise price	$1.08
Risk free interest rate	2.8%
Expected term (years)	5-10
Expected volatility	197%
Expected dividends	0%

The total grant-date fair value of these options was approximately $6,146,000. Stock-based compensation expense related to these stock options included in operating expenses for the nine months ended September 30, 2018 was approximately $5,584,498.

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

The total grant-date fair value of these options was approximately $9,711,400. Stock-based compensation expense related to these stock options included in operating expenses for the nine months ended September 30, 2018 was approximately $9,104,999.

The following table summarizes our stock options outstanding as of both September 30, 2018 and December 31, 2017, respectively:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding at January 1, 2017	3,680,000	8.9	$0.28
Issued	3,957,500	9.9	0.64
Exercised	(1,000,000)
Expired	—
Stock options outstanding at December 31, 2017	6,637,500	8.7	$0.57
Stock options exercisable at December 31. 2017	6,637,500	8.7	$0.57
Stock options outstanding at December 31, 2017	6,637,500
Issued	20,195,000	9.5	$0.83
Exercised	—
Expired	—
Stock options outstanding at September 30, 2018	26,832,500	9.4	$0.75
Stock options exercisable at September 30, 2018	25,080,000	9.5	$0.74

The total price to exercise all outstanding stock options is $10,259,575. The weighted-average remaining contractual life for stock options outstanding and exercisable at September 30, 2018 is 9.2 years, and the aggregate intrinsic value of options outstanding and exercisable at September 30, 2018 is $0.75.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 25, 2018, we repriced the exercise price per share from $1.08 to $0.58 per share for the stock options to purchase 6,000,000 shares of our common stock that were granted on March 28, 2018 and repriced the exercise price per share from $0.705 to $0.58 per share for the stock options to purchase 14,195,000 of our common stock that were granted on June 29, 2018. No adjustment to shared-based compensation in the consolidated financial statements for the three and nine months ended September 30, 2018 was necessary as a result of the repricing of the stock options.

On August 17, 2018, we repriced the exercise price per share (i) from $0.70 to $0.43 for per share for stock options to purchase 600,000 shares of our common stock that were granted on January 1, 2015 (ii) from 0.56 to $0.43 for per share for stock options to purchase 2,900,000 shares of our common stock that were granted on January 12, 2016 (iii) from $0.92 to $0.43 for 57,500 per share for stock options to purchase 57,500 shares of our common stock that were granted on July 27, 2017 (iv) from $0.875 to $0.43 per share for stock options to purchase 1,000,000 shares of our common stock that were granted on December 8, 2017  (v) from $.058 to $0.43 per share for stock options to purchase 6,000,000 shares of our common stock that were granted on March 28, 2018 and (vi) from $0.58 to $0.43 per share for stock options to purchase 14,195,000 of our common stock that were granted on June 29, 2018. No adjustment to shared-based compensation in the consolidated financial statements for the three and nine months ended September 30, 2018 was necessary as a result of the repricing of the stock options.

NOTE 17 – SHARE-BASED COMPENSATION

We recognize share-based compensation expense in cost of revenues, sales and marketing expenses, research and development expenses, general and administrative expenses, and other income and expenses, based on the fair value of common shares issued for services. In addition, we accrue share-based compensation expense for estimated share-based awards earned during the nine months ended September 30, 2018 and 2017. Share-based compensation expense for the three months and nine months ended September 30, 2018 and 2017 is, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options granted to officers, directors and employees	$179,018	$—	$14,689,497	$1,812,456
Common stock issued for accounts payable and accrued expenses	—	22,949	—	117,509
Options granted for services	—	—	—	—
Warrants and options issued for consulting services	25,002	—	76,322	16,379
Common stock issued for services	77,164	68,984	238,637	170,958
Common stock issued as compensation to employees	42,600	—	233,700	—
	$323,784	$91,933	$15,238,156	$2,117,302

The stock options issued to officers and directors were issued under the 2018 Stock Incentive Plan, and such options were fully vested at the date of grant.

NOTE 18 – SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

Percentage of Revenue:

	Nine Months Ended September 30,
	2018	2017
Customer A	14%	82%
Customer B	14%	17%
Customer C	9%	1%

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Percentage of Accounts Receivable:

	As of September 30,
	2018	2017
Customer D	81%	0%
Customer E	18%	0%
Customer F	1%	0%

The following tables show significant concentrations in our expenses and accounts payable for the periods indicated:

Percentage of Expenses:

	Nine Months Ended September 30,
	2018	2017
Vendor A	4%	13%
Vendor B	2%	6%
Vendor C	2%	4%

Percentage of Accounts Payable:

	As of September 30,
	2018	2017
Vendor D	21%	72%
Vendor E	12%	13%
Vendor F	10%	6%

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2018, the Company has delivered eight (8) put notices to Tangiers, and, has received $5,390,049, under the terms of the equity line of credit agreement from the sale of 8,655,711 shares of the Company’s common stock to Tangiers.

Clinical Trial Agreement

Under the terms of an agreement dated November 11, 2017, we committed to pay the costs to perform clinical trials with The University of the West Indies through the Topical Metabolism Research Unit of the Caribbean Institute for Health Research located in Kingston, Jamaica, initially scheduled as follows:

•

An instalment of $50,000 upon both the approval of specific protocol by the Ethics Committee of the Institutional Review Board of the Ministry of Health, Jamaica, and the execution of the clinical trial agreement, the payment of which has been charged to the cost of research and development in the Statement of Operations for the three months and nine months ended September 30, 2018,

•

An instalment of $51,182 upon the enrollment of the 12th patient,

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

Research Laboratory

In October 2017, our 95% owned subsidiary, Prana Therapeutics, Inc (“PTI”), entered into a research agreement with the University of Florida Trustees (“UFT”). Under the terms of the research agreement PTI committed to pay UFT $303,544 in four (4) installments, of which $75,886 is owed as of September 30, 2018.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Hemp Biomass

We entered into an agreement on October 2, 2018 for the purchase of industrial hemp biomass at a total purchase price of $1,152,000 to be remitted to the supplier in varying amounts through December 5, 2018.

NOTE 20 – SUBSEQUENT EVENTS

Subsequent to September 30, 2018, we received $701,400 under the terms of the equity line of credit agreement with Tangiers Global, LLC from the sale of 1,630,051 shares of our common stock to Tangiers.

On November 8, 2018, we entered into a $1.500,000 convertible note (“Note”) with Tangiers Global, LLC (“Holder”). We may make draws under the terms of the Note at our discretion, and any principal and interest on draws made under the terms of the Note are due and payable on May 7, 2019. Upon any default, the Holder may convert all or a part of the note at a rate of 70% of the average of the two lowest trading prices during a 15-day period prior to Holder’s election to convert.

In accordance with ASC 855-10 we have analyzed our operations subsequent to September 30, 2018 to the date these consolidated financial statements were issued, and have determined that, other than as disclosed above, we do not have any material subsequent events to disclose in these consolidated financial statements.

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

Overview

We were originally formed as a California corporation under the name MySkin, Inc. on November 15, 2007. MySkin was engaged in the business of providing management services to a medical spa in Los Angeles, California which provided various advanced skin care services until September 30, 2014, when this business was sold to the prior President of the Company.

Following this sale, we changed our focus to providing products, services and intellectual property to the cannabis industry.

Recently, we elected to focus a significant portion of our assets, human resources and financial capital on the manufacturing and selling of a variety of cannabidiol centric products generated from industrial hemp plants. We constructed a state-of-the-art extraction facility and hired and trained specialized extraction personnel and laboratory technicians that enables us to convert industrial hemp flower to finished CBD products. In order to help provide a consistent supply of industrial hemp flower for our extraction facility, we purchased farming equipment and leased hundreds of acres of farm land on which we are growing a crop of industrial hemp plants. It is our intent to grow at least one crop of industrial hemp plants per calendar year and to harvest a sufficient amount of industrial hemp flower from our crop to supply our extraction facility on vertically integrated basis. As of September 30, 2018, we have expended approximately $3,050,000 on facilities, farm equipment and crop planting, cultivation and harvesting, as a result of electing to vertically integrate the industrial hemp centric portion of our business.

Results of Operations

Material changes in line items in our Statement of Operations for the nine months ended September 30, 2018, as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Revenues	I

Increase is a result of the sales of our industrial hemp products that were put in place during the nine months ended September 30, 2018. Revenues for the nine months ended September 30, 2017 are comprised for the most part of licensing fees to non-related third parties and to related parties that have no applicable cost of goods sold and do not include any revenues from the sales of our industrial hemp products.

Gross profit, as a % of revenue	D

Decreased because the cost of revenues for the nine months ended September 30, 2018 includes raw material costs and manufacturing cost for our industrial hemp products, while there were no industrial hemp products produced during the nine months ended September 30, 2017.  Revenues and cost of revenues for the nine months ended September 2017 were substantially comprised of license fees to non-related third parties and to related parties that have no applicable cost of goods sold.

Operating expenses	I

Greater amounts were spent on (i) research and development, (ii) legal, accounting, consulting and public reporting, and (iii) general and administrative expenses. Share-based compensation of $15,238,156 was incurred during the nine months ended September 30, 2018, which included options granted to officers and directors and employees that were fair valued at $14,689,497, while share-based compensation for the same period last year was $1,624,000. Research and development increased $645,877 over the same period for 2017 due to the costs incurred in developing our pilot extraction facility and program.

Non-Operating expenses	I

Our other non-operating expenses were $2,506,839 and $444,138 for the nine months ended September 30, 2018 and 2017, respectively. The increase in other non-operating expenses is substantially due to $1,867,830 from losses due to discounts experienced in the issuance of common stock, compared to a $122,139 loss due to settlement of a dispute during this same period in 2017. We experienced a loss of $466,744 on the conversion of debt during the nine months ended September 30, 2018 compared to a loss of $267,567 on the extinguishment of debt incurred for the nine months ended September 30, 2017.

Material changes in line items in our Statement of Operations for the three months ended September 30, 2018, as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Revenues	I	Increase is a result of sales from our industrial hemp product line that was not in place for the same period last year.
Gross profit, as a % of revenue	D	Decreased because the revenues for the prior year were substantially comprised of license fees to non-related third parties and to related parties that have no applicable cost of goods sold.
Operating expenses	I

Greater amounts were spent on (i) research and development, (ii) legal, accounting, consulting and public reporting, and (iii) General and administrative expenses. Share-based compensation of $323,784 was incurred during the three months ended September 30, 2018, while $91,933 of share-based compensation was incurred for the same period last year. Research and development increased $217,047 over the same period for 2017 due to the costs incurred in developing our pilot extraction facility and program. General and administrative expenses increased $690,832 for over the over the same period for 2017 due for the most part to an increased number of employees and increased occupancy costs.

Non-Operating expenses	I

Our other non-operating expenses were $1,520,376 and $6,759 for the three months ended September 30, 2018 and 2017, respectively. The increase in other non-operating expenses is substantially due to $939,229 from losses due to discounts experienced in the issuance of common stock and $480,861 on the loss on the conversation of a convertible note payable. Plus interest expense was $114,403 greater in 2018 compared to the same period for 2017.

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

Capital Resources and Liquidity

Our material sources and (uses) of cash during the nine months ended September 30, 2018 and the year ended December 31, 2017 were:

	2018	2017
Cash used in operations	$(3,230,108)	$(1,001,166)
Purchase inventory	(2,619,251)	—
Purchase of equipment and improvements to cultivation facilities	(2,033,898)	—
Purchase of intangible assets	(94,250)	(125,858)
Deposits and return of deposit	(71,576)	(32,500)
Proceeds from sale of common stock - equity financing line	5,390,049	1,380,204
Proceeds from convertible notes	845,000	—
Proceeds from a proposed joint venture that was never formed	650,000	—
Advances from officers and directors	554,143	254,943
Proceeds from the sale of common stock	118,583	64,804
Repayment of notes and convertible notes	—	(35,000)
Payments on installment loans	(59,104)	—

General

Future minimum amounts the Company is required to pay under the terms of its operating leases are, as shown below;

	2018	2019	2020	2021	2022
Cultivation and extraction facility in Weldona, Colorado	$22,500	$90,000	$90,000	$90,000	$67,500
Administrative offices and extraction and testing laboratory in Golden, Colorado	10,500	43,498	26,597	—	—
Cultivation and extraction facility in Jamaica	1	1	1	1	1
	$33,001	$133,499	$116,598	$90,001	$67,501

The future minimum payments required under the terms of our material contractual obligations are, as shown below.

	2018	2019	2020	2021	2022
Operating leases	$33,001	$133,499	$116,598	$90,001	$67,501
Seasonal use of farm acreage	333,333	166,667	—	—	—
Research laboratory at the University of Florida School of Medicine	77,658	—	—	—	—
Clinical trials at the West Indies School of Medicine	61,182	102,364	—	—	—
	$505,174	$402,530	$116,598	$90,001	$67,501

Other than as disclosed above, we do not know of any:

•

trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or

•

any significant changes in our expected sources and uses of cash.

During the next twelve months, we anticipate that we will incur approximately $2,000,000 of salaries, wages and general and administrative expenses in order to execute our current business plan. We also expect to incur significant sales, marketing, research and development expenses during the next twelve months, and we expect to spend approximately (i) $1,500,000 on completing the cultivation and harvesting of our industrial hemp crop under cultivation, (ii) $2,000,000 on adding an additional extraction facility and expanding our existing extraction facility in Colorado, (iii) $500,000 on pursing licensing and patent applications for products developed and licensed by our 95% owned subsidiary, Prana Therapeutics, Inc., (iv) $500,000 on solidifying agreements with potential licensees who might be utilizing or want to utilize our patented formulations and processes, and (v) 750,000 on clinical research and clinical trials, including $300,000 for phase I and phase II clinical trials in connection with the approval of an Investigational New Drug application issued by the Department of Health and Human Services’ Food and Drug Administration for Epidiferphane™, Prana Therapeutics, Inc.’s licensed flagship product.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PPROCEEDING.

See Note 15 to the financial statements which are part of this report.

ITEM 5.

OTHER INFORMATION.

See Note 16 to the financial statements which are part of this report.

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

UNITED CANNABIS CORPORATION

Date: November 9, 2018	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer
Date: November 9, 2018	By:	/s/ John Walsh
John Walsh
Principal Financial and Accounting Officer