Form 10-K
period 2018-12-31
United Cannabis Corp
filed 2019-03-28
CIK 1436161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the market value of shares held by non-affiliates was approximately $24,262,000.

The number of shares outstanding of the registrant’s common stock as of March 28, 2019 was 77,476,980.

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

United Cannabis Corporation is focused on extracting products from industrial hemp plants, which we wholesale to manufacturers, and which we use to create unique therapeutics for a wide range of diseases that can be utilized by patients globally. We own distinct intellectual property relating to the legalized growth, production, manufacture, marketing, management, utilization and distribution of medical and recreational marijuana and marijuana infused products. We license our intellectual property to businesses in the cannabis industry.

Patent

On August 15, 2017, the United States Patent and Trademark Office issued to the Company US Patent #9730911 (the “Patent”) granting exclusive rights to its proprietary formulations based on compounds extracted from cannabis plant materials; more specifically the composition of matter pertaining to the use of phytocannabinoids, cannabinoids, and specific terpene profiles in liquid form. This composition of matter Patent provides protection for our proprietary formulations. The Patent protects the use of suspending both phytocannabinoids and cannabinoids with specific combinations of cannabis derived terpenes in liquid forms with an array of delivery methods including capsule, sublingual, topical, oral, suppository, and vaporization. Cannabinoids referenced in the application include ratios of tetrahydrocannabinolic acid (THCa), cannabidiolic acid (CBDa), tetrahydrocannabinol (THC), cannabinol (CBN), cannabidiol (CBD), cannabichromenic acid (CBCa), and cannabichromene (CBC). At August 15, 2017, we classified the costs associated with research, legal fees, application costs incurred in the process of being granted the Patent on our consolidated balance sheet in the amount of $142,317, and we began amortizing such cost of the Patent on a straight-line basis over a 15-year period. Amortization expense of the Patent is $7,116 and $2,679 for the year ended December 31, 2018 and 2017, respectively, and accumulated amortization is $9,795 and $2,679 at December 31, 2018 and 2017, respectively.

Industrial Hemp Extraction Program

In early 2018, we elected to focus a significant portion of our assets, human resources and financial capital on the manufacturing and selling of a variety of cannabidiol centric products derived from industrial hemp plants. We constructed a pilot industrial hemp extraction facility in Weldona, Colorado. We hired and trained specialized extraction personnel and laboratory technicians that enable us to convert components of industrial hemp flower to finished CBD products.

The Weldona extraction facility opened in April 2018, and during the 10 months that the Weldona extraction facility has been in operation, it has generated approximately $10,000,000 of revenues from the sale of the CBD finished goods produced at the facility. The revenue amount of $10,000,000 includes approximately $3,300,000 of revenue from CBD sales during the first two months of 2019.

Based upon the positive financial results of the Weldona extraction facility and the passage of the 2018 Farm Bill, which legalized the cultivation, sale and distribution of products derived from the hemp plant, we decided in late 2018 to greatly expand our industrial hemp extraction program in order to capitalize on the growing world-wide demand that we see for CBD extracted products. Our first step in this expansion program is the construction of our new industrial hemp extraction facility in Mead, Colorado. Upon completion in April 2019, the Mead facility will have a production capacity ten (10) times greater than our Weldona facility.

Our expansion program also includes operating industrial hemp extraction facilities that are geographically dispersed throughout the United States. These facilities will be a replica of our Mead facility, with the same production capacity. Our first undertaking in that regard is a joint venture we have formed to construct an industrial hemp extraction facility in South Carolina that is scheduled to begin construction between May and July of 2019.

Our expansion program includes plans to open extraction facilities in California, Florida, Illinois, Tennessee New York, and in either Oregon or Washington to serve the pacific northwest.

We are presently researching agricultural acreage and physical plant locations in Jamaica, where we plan to open an industrial hemp extraction facility, and where we plan to cultivate hundreds of acres of industrial hemp in conjunction with our 50% owned Jamaican subsidiary, Cannabinoid Research Development Company, Limited.  If an extraction facility is built in Jamaica, it is our intent to export CBD products throughout the Caribbean and to export CBD products to Canada and Europe. It is our understanding that there is a strong demand for CBD products in the Caribbean, Canada and the European countries.

In order to help provide a consistent supply of industrial hemp flower for our extraction facilities, we purchased farming equipment and leased hundreds of acres of farm land on which we grew a crop of industrial hemp. It is our intent to grow at least one crop of industrial hemp plants per calendar year and to harvest a sufficient amount of industrial hemp flower from our crop to supply our extraction facility on a vertically integrated basis. It is also our intent to partner with industrial hemp farmers and to purchase industrial hemp on the open market to supply raw material for our industrial hemp extraction facilities.

2018 Farm Bill Legalizing Hemp

On December 12, 2018, Congress passed the 2018 Farm Bill, which was signed into law by President Trump the following week.

The bill includes the following important provisions:

•

The 2018 Farm Bill defines hemp as the plant Cannabis sativa L and any part of the plant with a delta-9 THC concentration of not more than 0.3 percent by dry weight. This definition is consistent with the definition of “industrial hemp” in the 2014 bill, which created a limited agricultural pilot program regarding research into industrial hemp.

•

The 2018 Farm Bill removes hemp from the Controlled Substances Act, paving the way for the wholly legal cultivation, possession, sale and distribution of the hemp plant.

•

The 2018 Farm Bill delegates to states and Indian tribes the broad authority to regulate and limit the production and sale of hemp and hemp products within their borders. States and Indian tribes cannot, however, limit the transportation or shipment of hemp and hemp products through their respective jurisdictions.

The Brightfield Group, a Chicago, Illinois based predictive analytics and market research firm for the legal cannabis and CBD industry, estimates that the passage of the 2018 Farm Bill will help expand the CBD market such that the market will reach $22 billion by 2022.

Prana Bio Nutrient Medicinal Products

One of our primary goals is to advance the use of phytocannabinoids therapeutics in medicine through research, product development and education. We are dedicated to improving the lives of patients. We provide the intellectual property, patented technology, trusted brands, clinical data, technical training, sales tools and methodologies necessary to assist our clients’ businesses for success. Our ACT Now Program utilizes our patented Prana Bio Nutrient Medicinals with a HIPPAA compliant electronic health record (“EHR”) software that enables physicians to create comprehensive sequencing charts specific to their patients’ medical aliments. The ACT Now EHR software allows for global monitoring, patient management, and effective cannabinoid therapy protocols.

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

Prana Therapeutics, Inc

In furtherance of our long-term plan, on July 14, 2017, we acquired 95% of the voting interests of Prana Therapeutics, Inc. (“Prana” or “PTI”), in consideration for the issuance of 5,730,000 shares of our common stock. The acquisition of Prana broadens our foundation in plant-based drug development. Prana is a biotech company focused on developing targeted therapeutics for the prevention of the negative side effects of chemotherapy, management of rheumatoid arthritis and treatment of brain cancer.

Similar to the use of the compounds found in the cannabis plant to create our Prana Bio Medicinal products, Prana identifies novel combinations of botanical compounds to address unmet medical needs. Prana’s principal drug, Epidiferphane™, is a leading example of how combinatorial targeting can be used to address complex and difficult-to-treat diseases.

On August 3, 2018, PTI received notice that its licensed flagship product, EDP™, received approval on an Investigational New Drug application from the FDA for a clinical investigation for breast cancer. The clinical investigation will include a dose escalation, safety, tolerability, pharmacokinetic, and efficacy trial. The Phase 1 trial will test the potential toxicity of EDP™ at two targeted dosages and will measure safety levels, side effects, optimal dosage, and formulation. The Phase 2 trial will focus on whether or not EDP™ passes efficacy evaluations by reducing side effects of chemotherapy in patients.

Prana was founded by Dr. Brent Reynolds, a professor of Medical Research in the Department of Neurosurgery at the University of Florida, College of Medicine and Dr. Dennis Steindler, a professor at Tufts University as well as, Dr. Loic Deleyrolle, a research assistant at McKnight Brain Institute at the University of Florida. Prana’s business model is based on technology developed there. Drs. Reynolds and Steindler have filed on behalf of the University of Florida Research Foundation, Inc. (“University of Florida”) patents related to the composition of matter and use claims on this technology in the United States and internationally. Prana owns the exclusive, world-wide license to the technology through a licensing agreement with the University of Florida. Both Drs. Reynolds and Deleyrolle continue as consultants to Prana, while also serving as professors and performing research at the University of Florida. Dr. Steindler does not have any ongoing affiliation with Prana, and Prana is operated as a stand-alone, majority owned subsidiary of the Company.

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

Cannabinoid Research Development Company Limited (“CRD”)

In August 2014, we acquired 50% of the capital stock of CRD and we agreed to fund the operations of CRD on terms mutually agreed upon by us and CRD. As of the date of this annual report, CRD had ten employees and had applied to the Jamaican government for a license to conduct research on the benefits of cannabis which will be grown by CRD in Jamaica.

On March 16, 2018 Jamaica’s University of the West Indies’ Ethics Committee approved our proposal to conduct clinical trials on our Prana Bio Nutrient Medicinals P1 Capsules for the treatment of chronic pain. The study was conducted in conjunction with CRD at the Centre For Cannabis Research at the University of West Indies, Mona Campus, in Jamaica. The clinical research study has been completed for enrollment, patient dosing, and blood analysis. Data is being analyzed by outside biostatisticians. A peer-reviewed publication is expected in 2019.

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

Competition

The recent growth in the industry has attracted many businesses trying to enter the market. Some of our competitors have greater capital resources and facilities which may enable them to compete more effectively in this market. Due to this competition, there is no assurance that we will not encounter difficulties in generating revenues. Our inability to successfully compete with existing companies and new entrants to the market will have a negative impact on our business and financial condition.

Government Regulation

Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law.

A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice  (“DOJ”)defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” If the federal government decides to enforce the Controlled Substances Act in Colorado with respect to marijuana, persons that are charged with distributing, possessing with intent to distribute, or growing marijuana could be subject to fines and terms of imprisonment, the maximum being life imprisonment and a $50 million fine.

As of March 28, 2019, 30 states and the District of Columbia allowed their citizens to use medical marijuana. Additionally, 10 states and the District of Columbia have legalized cannabis for recreational use by adults. The state laws are in conflict with the federal Controlled Substances Act (“CSA”), which makes marijuana use and possession illegal on a national level.

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

The Cole Memo noted that the DOJ is committed to using its investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. In furtherance of those objectives, the Cole Memo provided guidance to DOJ attorneys and law enforcement to focus their enforcement resources on persons or organizations whose conduct interferes with any one or more of the following in preventing:

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

Employees

As of March 28, 2019, we had 65 employees. There is no union representation of our employees, and we have never experienced an involuntary work stoppage. We believe that our continued success depends, in part, on our ability to attract and retain qualified personnel. We consider our relations with our employees to be good.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

PROPERTIES.

See Item 1 of this report.

ITEM 3.

LEGAL PROCEEDINGS.

On May 8, 2018, H2, LLC (“H2”) and the Company executed a letter of intent formalizing their intent to enter into a joint venture. The parties subsequently made monetary advances in anticipation of formalizing the joint venture through a definitive agreement. However, the joint venture was never formalized, and the letter of intent was terminated pursuant to its terms. Under the terms of the provisions in the letter of intent that survived its termination, the Company has the option to either provide H2 with 25% of the industrial hemp seeds purchased with $650,000 advanced by H2, or to refund the $650,000 advanced by H2. Pursuant to another provision in the letter of intent that survived termination, disputes are to be resolved via arbitration in Denver, Colorado. On August 10, 2018, H2 filed a lawsuit in the state of California naming the Company, as well as, naming Earnest Blackmon, our Chairman of the Board and Chief Executive Officer, and John Walsh, our Treasurer and Principal Accounting Officer. The lawsuit asserts various claims, including rescission of any purported contract or joint venture and asks for $16,500,000 in damages. Our counsel and Management believe the suit is without merit, and we will vigorously defend against the lawsuit. We filed with the court a motion to compel arbitration and stay the litigation against Mr. Blackmon and Mr. Walsh. On December 20, 2018, the court granted our motion and ordered H2 to arbitrate its dispute with the Company in Denver, Colorado, and stayed the litigation against Mr. Blackmon and Mr. Walsh pending the arbitration. The Company and H2 are currently in discussions regarding resolution of the dispute either via arbitration or by agreement.

On July 30, 2018, the Company filed a complaint for patent infringement and a demand for jury trial against Pure Hemp Collective Inc. (“Pure Hemp”) in the United States District Court for the District of Colorado. The Company contends that Pure Hemp has willfully and directly infringed the Company’s 9730911 Patent and seeks damages from Pure Hemp, among other relief. On October 29, 2018, Pure Hemp filed its answer, defenses and counterclaims, in which Pure Hemp contends the ‘911 Patent is not infringed by Pure Hemp and is invalid and unenforceable. Pure Hemp has also asserted a counterclaim under the Sherman Act against the Company in which it alleges the lawsuit is objectively baseless and requests the court enter an order awarding it its costs and attorneys’ fees as well as treble damages. The Company believes the Sherman Act counterclaim has no merit, and it is impossible to quantify the amount of any alleged damages allegedly suffered by Pure Hemp, or what its costs and fees in this case will be. The case is currently pending in the United States District Court for the District of Colorado.

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

Year ended December 31, 2017	High	Low
First Quarter	$2.40	$1.33
Second Quarter	$1.59	$0.56
Third Quarter	$1.15	$0.73
Fourth Quarter	$2.02	$0.56

Year ended December 31, 2018	High	Low
First Quarter	$2.09	$0.96
Second Quarter	$1.30	$0.75
Third Quarter	$0.72	$0.47
Fourth Quarter	$0.78	$0.31

On March 27, 2019, the closing price of our common stock was $0.375.

Stockholders

As of March 28, 2019, we had 23,423 shareholders (including shareholders holding their shares with their brokers) of record and 77,466,980 outstanding shares of common stock.

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

Overview

We were originally formed as a California corporation under the name MySkin, Inc. on November 15, 2007. MySkin was engaged in the business of providing management services to a medical spa in Los Angeles, California, which provided various advanced skin care services until March 31, 2014, when this business was sold to the prior President of the Company.

Following this sale, we changed our focus to providing products, services and intellectual property to the cannabis industry.

Results of Operations

Material changes in line items in our Statement of Operations for the year ended December 31, 2018, as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Revenues	I

Increase is a result of the sales of our industrial hemp products that were put in place during the year ended December 31, 2018. Revenues for the year ended December 31, 2017 are comprised for the most part of licensing fees to non-related third parties and to related parties and do not include any revenues from the sales of our industrial hemp products.

Gross profit, as a % of revenue	D

Decreased because the cost of revenues for the year ended December 31, 2018 includes raw material costs and manufacturing costs for our industrial hemp products, while there were no industrial hemp products produced during the year ended December 31, 2017.  Revenues and cost of revenues for the year ended December 31, 2017 were substantially comprised of license fees to non-related third parties and to related parties that have no applicable cost of goods sold.

Operating expenses	I

Greater amounts were spent on (i) research and development, (ii) legal, accounting, consulting and public reporting, and (iii) general and administrative expenses. Share-based compensation of $15,722,239 was incurred during the year ended December 31, 2018, which included options granted to officers, directors and employees that were fair valued at $14,890,347, while share-based compensation for the same period last year was $3,286,565, which included options granted to officers, directors and employees of $2,661,159. Research and development increased $746,297 over the same period for 2017 due to the costs incurred in developing our pilot extraction facility and program.

Non-Operating expenses	I

Our other non-operating expenses were $3,068,088 and $1,015,446 for the year ended December 31, 2018 and 2017, respectively. The increase in other non-operating expenses is substantially due to (i) $1,992,105 of losses due to discounts incurred in the issuance of common stock compared to $582,881 incurred in the prior year, and (ii) $825,067 of losses incurred upon the conversion of debt compared to no such conversion losses in the prior year, and (iii) reduced by a loss of $248,892 on the early extinguishment of debt and the repurchase of warrants, plus a loss of $122,139 incurred in the settlement of a disputed in the prior year that were not incurred during the year ended December 31, 2018.

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

Capital Resources and Liquidity

During the year ended December 31, 2018, we incurred losses of $24,318,870 and used cash in operating activities of $7,246,729, compared to $6,203,604 of losses and $1,878,276 of cash used in our operating activities for the year ended December 31, 2017. At December 31, 2018 and 2017, we had a working capital deficit of $2,079,917 and $288,438, respectively, and an accumulated deficit of $39,374,396 at December 31, 2018. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

Net cash used in operating activities for the years ended December 31, 2018 and 2017, was $7,246,729 and $1,878,276 respectively. This increase in cash used in operating activities was primarily due to the negative impact in our operating cash flows resulting from an increase in general and administrative expenses during the year ended December 31, 2018 as compared to the same period in 2017.

Net cash used in investing activities for the years ended December 31, 2018 and 2017 was $2,713,838 and $508,261, respectively. This increase was due for the most part to payments made for construction in process at our cultivation and extractions facilities and purchase of equipment in the amount of $2,529,520. The increase was also due to the purchase of intangible assets and deposits in the amount of $184,317 during the year ended December 31, 2018.

Net cash provided by financing activities for the years ended December 31, 2018 and 2017 was $9,799,492 and $3,099,561, respectively. The increase was primarily due to (i) the increase of $6,091,090 in proceeds from the issuance of common stock under our equity financing line, (ii) net proceeds from the issuance of notes payable in the amount of $1,500,000, (iii) net proceeds from the issuance of convertible notes in the amount of $845,000, (iv) proceeds received from a proposed joint venture that was never formed that is now in arbitration in the amount of $650,000, and (v) the increase in proceeds from notes payable to and advances from officers and directors in the amount of $583,687 during the year ended December 31, 2018.

Future minimum amounts the Company is required to pay under the terms of its operating leases are, as shown below:

	2019	2020	2021	2022	2023
Cultivation and extraction facility in Weldona, Colorado	$90,000	$90,000	$90,000	$67,500	$—
Extraction facility in Mead, CO	152,664	157,244	161,960	166,820	113,416
Administrative offices in Golden, Colorado	43,498	26,597	—	—	—
Testing laboratory in Golden, Colorado	35,938	30,490	—	—	—
Cultivation and extraction facility in Jamaica	1	1	1	1	1
	$322,101	$304,332	$251,961	$234,321	$113,417

The future minimum payments under the terms of our material contractual obligations are, as shown below:

	2019	2020	2021	2022	2023
Operating leases	$322,101	$304,332	$251,961	$234,321	$113,417
Research laboratory at the University of Florida School of Medicine	700,000	900,000	—	—	—
Clinical trials at the West Indies School of Medicine	51,182	—	—	—	—
	$1,073,283	$1,204,332	$251,961	$234,321	$113,417

On November 8, 2018, the Company agreed to borrow $1,575,000 from Tangiers Global, LLC (“Tangiers” or “Holder”). The loan is evidenced by a promissory note, which bears interest at 5% per year “(Note”).

The Note was funded in three tranches:

		Less
		Original	Net
Date of	Principal	Issue	Amount	Maturity
Funding	Amount	Discount	Funded	Date
11/05/2018	$525,000	$(25,000)	$500,000	5/04/2019
12/05/2018	$525,000	$(25,000)	$500,000	6/03/2019
12/26/2018	$525,000	$(25,000)	$500,000	6/24/2019

The Company may pay the Note at any time prior to the Maturity Date. Until the 60th day after the date of each funding, the Company may pay the principal of the Note, plus a premium of 10%, in addition to outstanding interest, without the Holder’s consent. From the 61st day after the date of each funding to the 120th date after the date of each funding, the Company may pay the principal of the Note, plus a premium of 20%, in addition to outstanding interest, without the Holder’s consent. From the 121st day after the date of each funding to the 180th day after the date of each funding, the Company may pay the principal of the Note, plus a premium of 30%, in addition to outstanding interest, without the Holder’s consent. After the Maturity Date, the Note may only be paid with the Holder’s consent.

Tangiers is entitled, at its option, at any time, after the Maturity Date of each funding to convert all or any part of the unpaid principal of the Note into shares of the Company’s common stock at a price per share equal to 70% of the average of the two lowest trading prices of the Company’s common stock during the 15 consecutive trading days ending on the latest complete trading day prior to the conversion date.

On February 11, 2019, the Company agreed to borrow up to $1,575,000 from Tangiers. The loan is evidenced by a promissory note which will be funded in a series of tranches, each of which will bear interest at 5% per year. The first tranche was funded on February 13, 2019.

Less
		Original	Net
Date of	Principal	Issue	Amount	Maturity
Funding	Amount	Discount	Funded	Date
2/13/2019	525,000	$(25,000)	$500,000	8/10/2019

The Company may pay the Note at any time prior to the Maturity Date. Until the 60th day after the date of each funding, the Company may pay the principal of the Note, plus a premium of 10%, in addition to outstanding interest, without the Holder’s consent. From the 61st day after the date of each funding to the 120th date after the date of each funding, the Company may pay the principal of the Note, plus a premium of 20%, in addition to outstanding interest, without the Holder’s consent. From the 121st day after the date of each funding to the 180th day after the date of each funding, the Company may pay the principal of the Note, plus a premium of 30%, in addition to outstanding interest, without the Holder’s consent. After the Maturity Date, the Note may only be paid with the Holder’s consent.

Tangiers is entitled, at its option, at any time, after the Maturity Date of each funding to convert all or any part of the unpaid principal of the Note into shares of the Company’s common stock at a price per share equal to 70% of the average of the two lowest trading prices of the Company’s common stock during the 15 consecutive trading days ending on the latest complete trading day prior to the conversion date.

In connection with the issuance of the notes referred to above the Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933. The holder of the notes was a sophisticated investor and was provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the issuance of the notes. No commission was paid to any person in connection with the issuance of the notes.

In addition to the above disclosed material contractual obligations, we may also incur significant sales, marketing, research and development expenses during the next twelve months, and we expect to spend approximately (i) $35,000,000 to construct, open and operate five (5) to seven (7) regional industrial hemp extraction facilities in various parts of the United States (ii) $2,500,000 to expand our production capacity in Jamaica through advances to our 50% owned subsidiary, Cannibinoid Research Development Company, Limited, (iii) $1,800,000 for legal fees for patent infringement litigation brought against certain entities whom we believe have wrongfully infringed upon our patents (iv) $500,000 on pursing licensing and patent applications for products developed and licensed to our recently acquired 95% owned subsidiary, Prana Therapeutics, Inc., and (v) $500,000 on solidifying agreements with potential licensees who might be utilizing or want to utilize our patented formulations and processes.

Other than as disclosed above, we do not know of any:

•

trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or

•

any significant changes in our expected sources and uses of cash.

Lease Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued an Accounting Starndard Update (“ASU”) amending the accounting for leases. The new guidance requires the recognition of lease assets and liabilities for operating leases with terms of more than 12 months. The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. We will adopt this ASU on January 1, 2019 with an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. This adoption approach will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. The adoption of this ASU will result in the recognition of operating lease assets and liabilities of approximately $1.1 million.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the consolidated financial statements and accompanying notes included with this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Exeutive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Our management, with the participation of our Chief Exectuvie Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based upon this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018, because of the identification of a material weakness in our internal control over financial reporting which is described below. We intend to continue to review and document our disclosure controls and procedures, including our internal controls over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. Generally Accpeted Accunting Procedures (“GAAP”).

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in their Internal Control-Integrated Framework, updated in May 2013. Based on this evaluation, our management concluded that that our internal control over financial reporting was not effective as of December 31, 2018.

Our Chief Executive Officer concluded we have a material weakness due to: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many start-up companies. We may not be able to fully remediate our material weaknesses until we increase our operations at which time, we would expect to hire more staff and consider increasing the number of directors on our board. We will continue to monitor and assess the costs and benefits of additional staffing. We have increased services and related staffing through our business and financial consulting contractor to remedy existing internal control and disclosure control deficiencies.

While we have not yet remediated these material weaknesses, we will continue our remediation efforts during fiscal 2019.

Notwithstanding the identified material weaknesses, our management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subjected to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

See Items 7 and 10 of this report.

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

Name	Age	Positions

Earnie Blackmon	46	Chief Executive Officer, President, and director
Chad Ruby	43	Chief Operating Officer, Secretary, and director
John Walsh	73	Treasurer and Principal Financial Officer

The following is a brief summary of the background of each officer and director including their principal occupation during the five preceding years. Neither of these persons is a financial expert as that term is defined by the SEC. All directors will serve until their successors are elected and qualified or until they are removed.

Earnest Blackmon has been a director since April 2014. He was elected President in March 2014 and was elected Chief Executive Officer in June 2014. Mr. Blackmon has been the President and owner of Blue River Inc., which is engaged in creating and retailing aroma therapy products since February 2015. He has served as the master grower and Chief Technical Officer/Member of RiverRock LLC, which is engaged in growing and selling medical and recreational marijuana from November of 2009 to July 2015. He served as the Chief Operating Officer/Owner of Sweet Lawn and Landscaping in Tampa, Florida from January of 2004 to June of 2008 and from July 2008 until October 2009 he consulted with several collectives in California on their cultivation methods. Mr. Blackmon attended John’s Hopkins University from 1991 to 1992. We believe that his twenty years of experience in the commercial horticulture industry and more specifically in growing marijuana and his six years in the cannabis industry enable him to make valuable contributions to our board of directors.

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

John Walsh has been our Treasurer and Principal Financial Officer since August 2017. Mr. Walsh is a former partner of the international accounting firm of Touche Ross & CO. (now Deloitte Touche Tohmatsu Limited) and has over 40 years of experience in the accounting and financial services industry, including reporting requirements and GAAP oversight for publicly registered companies. Subsequent to his professional association with Deloitte, he has provided independent consulting services to such companies as AT&T Broadband (now Comcast), the Casualty Insurance Division of CNA Financial, the Construction Division of Lafarge North America, and Crown Media (the Hallmark cable and movie channel). At Crown Media, Mr. Walsh served as its interim Chief Financial Officer for a three-year period. Prior to joining us as a consultant in February 2016, he served as a GAAP consultant (January 2014 to November 2016) to a public company that provided cultivation facility leasing and fulfilment services to licensed holders of retail and medical marijuana outlets in the state of Colorado.

Tony Verzura resigned as an officer and a director effective March 21, 2019.

None of the directors are independent directors as that term is defined in Section 803 of the NYSE AMERICAN  Company Guide.

Employment Agreements

We currently do not have any employment agreements with any of our executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2018, all of our executive officers and directors complied with all Section 16(a) filing requirements, with the exception of Earnest Blackmon, who filed five Form 4’s covering twelve transactions after their due dates, and Tony Verzura, who filed two Form 4’s covering four transactions after their due dates.

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

ITEM 11.

EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth for fiscal 2018 and 2017, the compensation awarded to, paid to, or earned by our executive officers.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All other Compensation ($)	Total ($)

Earnie Blackmon	2018	308,833	1,703,461	—	2,012,294
Chief Executive Officer , President	2017	250,000	274,750	—	524,750

Chad Ruby	2018	302,098	5,536,247	—	5,838,345
Chief Operating Officer, Secretary	2017	250,000	1,618,750	—	1,868,750

Tony Verzura	2018	216,000	1,277,595	—	1,493,595
Vice President, Chief Technical Officer (1)	2017	250,000	274,570	—	524,570

John Walsh	2018	270,833	1,703,461	—	1,974,294
Principal Financial and Accounting Officer	2017	74,000	274,500	—	348,750

Brent Reynolds	2018	—	—	—	—
Chief Research Officer	2017	60,000	12,000	—	72 000

———————

(1) Tony Verzura resigned as an officer and a director effective March 21, 2019.

On January 3, 2016, Messrs. Blackmon and Verzura each agreed to forego $70,000 of 2015 salary in lieu of 350,000 stock options each under the Equity Incentive Plan and Mr. Ruby agreed to forego $56,000 of 2015 salary in lieu of 280,000 stock options under the Equity Incentive Plan. The options were granted on January 15, 2016, were fully vested at the time of grant and gave the option holder the right to purchase shares of our common stock at $0.20 per share during the ten-year term.

The following shows the amounts we expect to pay to our officers during the year ending December 31, 2019, and the amount of time these persons expect to devote to our business.

Name	Compensation	devoted to our business

Earnie Blackmon	$360,000	100%
Chad Ruby	$360,000	100%
John Walsh	$360,000	100%

Stock Incentive Plans

We have three Stock Incentive Plans. The terms and conditions of any stock issued and the terms and conditions of any options granted, including the price of the shares of common stock issuable on the exercise of options, are governed by the provisions of our Stock Incentive Plans and any agreements with the Plan participants.

On January 23, 2018 we adopted our 2018 Stock Incentive Plan. On February 2, 2018 we granted options to the persons shown below pursuant to this plan.

Name	Shares issuable Upon Exercise of Option	Option Exercise Price	Expiration Date

Earnie Blackmon	1,000,000	$0.43	2/2/2028
Chad Ruby	3,250,000	$0.43	2/2/2028
Tony Verzura	750,000	$0.43	2/2/2028
John Walsh	1,000,000	$0.43	2/2/2028

On June 29, 2018 we granted options to the persons shown below pursuant to the 2018 Stock Incentive Plan.

Name	Shares issuable Upon Exercise of Option	Option Exercise Price	Expiration Date

Earnie Blackmon	6,750,000	$0.43	6/26/2028
Chad Ruby	5,250,000	$0.43	6/26/2028
Tony Verzura	1,250,000	$0.43	6/26/2028
John Walsh	500,000	$0.43	6/26/2028
Others	429,000	$0.43	6/26/2023

The following lists, as of March 28, 2019, the options and shares granted pursuant to the Stock Incentive Plans. Each option represents the right to purchase one share of our common stock.

Name of Plan	Total Shares Reserved Under Plan	Shares Reserved for Outstanding Options	Shares Options Exercised	Shares Issued as Stock Bonus	Remaining Options/Shares Under Plan

2014 Stock Incentive Plan	4,000,000	2,996,916	1,000,000	—	3,084

2017 Stock Incentive Plan	6,000,000	4,566,000	600,000	533,658	300,342

2018 Stock Incentive Plan	25,000,000	20,199,800	—	859,160	3,941,040

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

At the discretion of the Board of Directors, options granted pursuant to the Plans may include installment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any option) is first exercisable. However, no option, or any portion thereof may be exercisable until one year following the date of grant. In no event shall an option granted to an employee then owning more than 10% of our common stock be exercisable by its terms after the expiration of five years from the date of grant, nor shall any other option granted pursuant to the Plans be exercisable by its terms after the expiration of ten years from the date of grant.

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

At the discretion of the Board of Directors options granted pursuant to the Plans may include installment exercise terms for any option such that the option becomes fully exercisable in a series of cumulating portions. The Board of Directors may also accelerate the date upon which any option (or any part of any option) is first exercisable. In no event shall an option be exercisable by its terms after the expiration of ten years from the date of grant.

Stock Bonuses

Our employees, directors and officers, and consultants or advisors are eligible to receive a grant of our shares, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting our common stock. The grant of the shares rests entirely with our Board of Directors, which administer the Plans. It is also left to the Board of Directors to decide the type of vesting and transfer restrictions which will be placed on the shares.

Outstanding Equity Awards

Outstanding equity awards as of December 31, 2018 are as follows:

Name	Number of securities underlying unexercised options	Option exercise Price ($)	Option expiration date

Earnie Blackmon	200,000	$0.43	1/06/2025
	50,000	$0.20	1/09/2026
	100,000	$0.43	5/30/2027
	250,000	$0.43	12/08/2027
	1,000,000	$0.43	1/31/2028
	6,750,000	$0.43	6/26/2028
	8,350,000

Chad Ruby	200,000	$0.43	1/06/2025
	980,000	$0.20	1/09/2026
	2,500,000	$0.43	5/30/2027
	250,000	$0.43	12/08/2027
	3,250,000	$0.43	1/31/2028
	5,250,000	$0.43	6/26/2028
	12,430,000

Name	Number of securities underlying unexercised options	Option exercise Price ($)	Option expiration date

Tony Verzura	200,000	$0.43	1/06/2025
	1,050,000	$0.20	1/09/2026
	100,000	$0.43	5/30/2027
	250,000	$0.43	12/08/2027
	750,000	$0.43	1/31/2028
	1,250,000	$0.43	6/26/2028
	3,600,000

John Walsh	100,000	$0.43	5/30/2027
	250,000	$0.43	12/08/2027
	1,000,000	$0.43	1/31/2028
	500,000	$0.43	6/26/2028
	1,850,000

John Walsh also holds warrants to purchase 641,000 shares of our common stock. The warrants are exercisable at prices between $0.19 and $1.25 and expire at various dates prior to April 30, 2022.

Securities Authorized for Issuance under Stock Incentive Plans

The following table shows information with respect to each Stock Incentive Plan under which our common stock is authorized for issuance as of December 31, 2018:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Incentive Plan	2,966,916	$0.31	3,084
2017 Stock Incentive Plan	4,566,000	$0.43	300,342
2018 Stock Incentive Plan	20,199,800	$0.43	3,941,040

Employee Pension, Profit Sharing or other Retirement Plans

We do not have a defined benefit, pension plan, profit sharing or other retirement plan, although we may adopt one or more of such plans in the future.

Compensation of Directors

During the fiscal year ended December 31, 2018 we did not compensate our directors for acting as such. However, the directors were compensated for serving as officers of the Company during the year ended December 31, 2018.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table shows the ownership of our common stock and Series A preferred stock as of March 28, 2019, by (i) each person whom we know beneficially owns more than 5% of the outstanding shares of our common stock or preferred stock; (ii) each of our executive officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, to our knowledge each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. Unless otherwise specified, the address of each of the persons set forth below is in care of UCANN at 301 Commercial Road, Unit D, Golden, CO 80401.

Common Stock

	Number of		Percentage
Name	Shares Owned		of Class

Earnie Blackmon	29,691,243	(1)	34.7%
Chad Ruby	13,113,722	(2)	14.6%
John Walsh	2,566,000	(3)	3.2%
Tony Verzura	16,260,992	(4)	23.4%
All executive officers and directors as a group (three persons)	45,370,965		52.5%

———————

(1)

Includes 8,350,000 shares underlying currently exercisable stock options held by Mr. Blackmon.

(2)

Includes 12,530,000 shares underlying currently exercisable stock options held by Mr. Ruby.

(3)

Includes 2,491,000 shares underlying currently exercisable stock options and warrants held by Mr. Walsh.

(4)

Includes 3,600,000 shares underlying currently exercisable stock options held by Mr. Verzura

Series A Preferred Stock

	Series A	Percentage
Name	Preferred Shares	of Class

Earnie Blackmon	2,000	670%
Chad Ruby	1,500	33%

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

During the years ended December 31, 2018 and 2017, Mr. Blackmon paid obligations and expenses on behalf of us with his personal funds. These payments have been recorded in our consolidated balance sheets as a component of Notes payable to and advances from officers and directors.

We have licensed our Prana products to Advesa, Inc. (“Advesa”), which is wholly owned by Tony Verzura, a former officer and director and one of our principal shareholders. Advesa has an exclusive right for five years to sell our Prana products in certain cities in California. In consideration for the exclusive license, Advesa is obligated to pay us a royalty on all Prana products sold by Advesa equal to the sale price of the Prana products, minus the cost of goods sold (computed without regard to depreciation, amortization, other non-cash items or allocation of overhead, general and administrative expenses or similar items). In addition, Advesa pays us a management fee of five percent of all Advesa gross revenue, minus the Prana royalty payable to us with respect to the sales of our Prana products.

We have licensed Prana Hemp products, manufactured in our facility in Golden, CO, to NutriMed, LLC (“NutriMed”), which is controlled by two of our major shareholders, one of our officers and a consultant to the Company (Earnie Blackmon, Chad Ruby, John Walsh, and Jonathan Pirkl). NutriMed has a non-exclusive right to sell Prana Hemp in certain situations where the sale is to be completed through the use of a credit card associated with a merchant account owned and/or controlled by NutriMed. In consideration for the non-exclusive license granted to NutriMed under the agreement, NutriMed is obligated to pay us a royalty on all Prana Hemp products sold by NutriMed equal to 20% of the wholesale gross sale price of the Prana Hemp products.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed to us by our independent registered public accounting firms during the fiscal years ended December 31, 2018 and 2017.

	2018	2017
BF Borgers
Audit fees	$64,800	$36,400
Audit related fees	—	—
Tax fees	—	12,900
All other fees	—	—

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

(B)

Exhibits

The following exhibits are filed with this Annual Report on Form 10-K:

Exhibit	Description
2	Plan of Merger dated April 10, 2014 (1)
3.1	Articles of Incorporation (2)
3.2	Bylaws (3)
4.1	Warrant issued to Sláinte Ventures, LLC (9)
4.2	2017 Stock Incentive Plan (10)
4.3	2018 Stock Incentive Plan (11)
10.1	License Agreement with Earnest Blackmon, Tony Verzura and Chad Ruby dated March 26, 2014 (4)
10.2	Asset Assignment and Purchase Agreement dated March 31, 2014 (5)
10.3	(Reserved)
10.5	Promissory Note, dated April 6, 2016, payable to Earnest Blackmon (6)
10.6	Promissory Note, dated April 6, 2016, payable to Tony Verzura (7)
10.7	Agreement with Cannibinoid Research and Development Company Limited (12)
10.12	2016 Investment Agreements with Tangiers Global, LLC (13)
10.13	Licensing Agreement – Advesa (14)
10.14	2018 Investment Agreement with Tangiers Global, LLC (15)
10.15	License Agreement (Harborside) (16)
10.16	License Agreement (Lasco) (17)
10.18	November 2018 Promissory Notes (as amended) payable to Tangiers Global, LLC
10.19	February 11, 2019 Promissory Note payable to Tangiers Global, LLC
21	Subsidiaries (8)
23	Consent of Accountants
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

UNITED CANNABIS CORPORATION

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of United Cannabis Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of United Cannabis Corporation and its subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Lakewood, Colorado

March 28, 2019

UNITED CANNABIS CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$664,570	$825,645
Accounts receivable, net	171,747	—
Due from related parties	86,971	—
Inventory	2,552,118	43,200
Other current assets	34,932	23,028
Total current assets	3,510,338	891,873
Construction in process – extraction facilities	1,937,187	832,697
Cultivation facility and laboratory equipment and office furniture and fixtures, net of accumulated amortization and depreciation of $433,148 and $39,385 at December 31, 2018 and 2017, respectively	2,119,745	199,821
Granted patents, net of accumulated amortization of $9,795 and $2,679 for December 31, 2018 and 2017, respectively	132,522	139,638
Intangible assets	270,508	170,519
Other Assets	84,329	—
Goodwill	4,838,603	4,838,603
Total assets	$12,893,232	$7,073,151

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,163,398	$371,711
Accrued expenses	139,103	10,184
Construction contracts payable	888,686	—
Installment loans payable	57,799	46,667
Current portion of deferred revenue	23,750	180,000
Accrued wages payable to officers and directors	—	310,401
Notes payable for advances from and prior wages payable to officers and directors	1,155,436	261,348
Notes payable, net of a $62,917 debt discount	1,512,083	—
Arbitration reserve	650,000	—
Total current liabilities	5,590,255	1,180,311
Long term liabilities:
Deferred revenue, net of current portion	—	23,750
Total liabilities	5,590,255	1,204,061
COMMITMENTS AND CONTINGENCIES – Note 21
STOCKHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized; 2,000 Series A shares outstanding at December 31, 2018 and December 31, 2017, respectively	2,200	2,200
Common stock, 100,000,000 shares authorized; 77,467,980 and 62,862,066 outstanding at December 31, 2018 and December 31, 2017, respectively	46,939,646	21,186,888
Accumulated deficit	(39,374,396)	(15,269,845)
Total equity attributable to stockholders of the Company	7,567,450	5,919,243
Non-controlling interest (deficit)	(264,473)	(50,153)
Total stockholders’ equity	7,302,977	5,869,090
Total liabilities and stockholders' equity	$12,893,232	$7,073,151

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2018	2017
Revenues:
Product revenues	$6,867,593	$—
Licensing fees	180,000	180,000
Revenues, affiliate	197,032	182,323
Total revenues	7,244,625	362,323
Cost of revenues:
Cost of revenues	5,840,613	134,795
Gross profit	1,404,012	227,528
Operating expenses:
Marketing, advertising and new business development	277,705	142,094
Research and development	1,040,265	293,968
Legal, accounting, consulting and public reporting	1,595,740	878,257
General and administrative	4,850,738	1,440,208
Share-based expense for stock options granted to officers, directors and employees	14,890,347	2,661,159
Total operating expenses	22,654,795	5,415,686
Loss from operations	(21,250,783)	(5,188,158)
Other income (expense):
Interest expense	(195,082)	(61,534)
Amortization of debt discount	(55,833)	—
Loss on extinguishment of debt and repurchase of warrants	—	(248,892)
Loss on settlement of dispute	—	(122,139)
Loss on conversion of note	(825,067)	—
Loss on issuance of common stock	(1,992,105)	(582,881)
Loss before taxes on income	(24,318,870)	(6,203,604)
Provision for taxes on income	—	—
Net Loss	(24,318,870)	(6,203,604)
Loss attributable to non-controlling interests	214,319	296,092
Net Loss attributable to common shareholders	$(24,104,551)	$(5,907,512)

Basic and diluted net loss per share:	$(0.35)	$(0.11)

Basic and diluted weighted-average common shares outstanding:	69,060,355	54,261,197

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Non-
	Preferred Stock		Common Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Deficit	Interests	Total
December 31, 2016	—	$—	50,650,994	$8,885,674	$(9,362,333)	$—	$(476,659)
Issuance of preferred stock	2,000	2,200	—	—	—	—	2,200
Consolidation of Cannabinoid Research Development Limited as a 50% variable interest entity	—	—	—	—	—	(18,872)	(18,872)
Shares issued for payables and accrued expenses	—	—	66,000	93,002	—	—	93,002
Conversion of note	—	—	379,100	381,576	—	—	381,576
Shares issued for advisory board services	—	—	111,173	113,336	—	—	113,336
Shares issued for professional services	—	—	239,700	249,833	—	—	249,833
Options and warrants issued to officers and directors	—	—	—	2,660,159	—	—	2,660,159
Shares issued as compensation	—	—	163,534	170,233	—	—	170,233
Shares issued in settlement of disputes	—	—	100,000	102,139	—	—	102,139
Sale of common stock	—	—	271,136	208,982	—	—	208,982
Shares issued - draws under our equity line of credit	—	—	3,714,238	3,228,954	—	—	3,228,954
Shares issued to acquire Prana Therapeutics, Inc.	—	—	5,730,000	4,870,500	—	264,811	5,135,311
Exercise of options and warrants	—	—	1,436,191	222,500	—	—	222,500
Net Loss	—	—	—	—	(5,907,512)	—	(5,907,512)
Non-Controlling Interests – Cannabinoid Research Development Limited	—	—	—	—	—	(291,918)	(291,918)
Non-Controlling Interest – Prana Therapeutics, Inc.	—	—	—	—	—	(4,174)	(4,174)
December 31, 2017	2,000	$2,200	62,862,066	$21,186,888	$(15,269,845)	$(50,153)	$5,869,090
Conversion of notes payable	—	—	3,077,801	1,828,741	—	—	1,828,741
Options and warrants issued to officers and directors	—	—	—	14,890,347	—	—	14,890,347
Shares issued - draws under our equity line of credit	—	—	10,212,426	8,048,981	—	—	8,048,981
Sale of common stock			192,799	152,797	—	—	152,797
Shares issued for advisory board services	—	—	147,227	96,000	—	—	96,000
Warrants issued for advisory board services	—	—	—	102,640	—	—	102,640
Shares issued for professional services	—	—	611,497	335,852	—	—	335,852
Shares issued as compensation	—	—	363,163	297,400	—	—	297,400
Net Loss	—	—	—	—	(24,104,551)	—	(24,104,551)
Non-Controlling Interests – Cannabinoid Research Development Limited	—	—	—	—	—	(181,689)	(181,689)
Non-Controlling Interest – Prana Therapeutics, Inc.	—	—	—	—	—	(32,631)	(32,631)
December 31, 2018	2,000	$2,200	77,466,979	$46,939,646	$(39,374,396)	$(264,473)	$7,302,977

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(24,318,870)	$(6,203,604)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	55,833	30,453
Non-cash interest expense	104,010	61,534
Depreciation and amortization	400,907	40,161
Share-based compensation, net	15,722,239	3,286,565
Discount on issuance of shares of common stock	1,992,104	582,881
Loss on settlement of dispute	—	122,139
Loss on conversion of convertible notes	825,067	—
Loss on extinguishment of debt and repurchase of warrants	—	248,892
Changes in operating assets and liabilities:
Inventory	(2,508,918)	(43,200)
Accounts receivable	(171,747)	24,484
Other current assets	(11,904)	(23,028)
Due from related party	(86,971)	(26,775)
Accounts payable and accrued expenses	931,521	(89,860)
Deferred revenue	(180,000)	(180,000)
Accrued wages payable to officers and directors	—	213,698
Notes payable to and advances from officers and directors	—	77,384
Net cash used in operating activities	(7,246,729)	(1,878,276)

Investing activities:
Cash acquired upon acquisition of subsidiary	—	363,134
Improvements to cultivation and extraction facilities and purchase of equipment	(2,529,520)	(621,731)
Purchase of intangible assets	(99,989)	(197,164)
Deposits and return of deposit	(84,329)	(32,500)
Cash portion of settlement of dispute	—	(20,000)
Net cash provided by (used in) investing activities	(2,713,838)	(508,261)

Financing activities:
Proceeds from issuance of common stock – equity financing line	6,091,090	2,682,750
Net proceeds from issuance of notes payable	1,500,000	—
Net proceeds from issuance of convertible debt	845,000	—
Proceeds from proposed joint venture that was never formed – arbitration reserve	650,000	—
Proceeds from advances from officers and directors	583,687	254,942
Repayment of convertible debt and notes payable	—	(31,000)
Proceeds from issuance of common shares and exercise of warrants	118,583	192,869
Proceeds from installment note	76,715	—
Payments on installment loans	(65,583)	—
Net cash provided by (used in) financing activities	9,799,492	3,099,561

Net increase (decrease) in cash	(161,075)	713,024
Cash, beginning of period	825,645	112,621
Cash, end of period	$664,570	$825,645

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Common shares issued in the acquisition of Prana Therapeutics, Inc.	$—	$4,870,500
Common stock issued upon exercise of cashless warrants	$—	$350,000
Reduction of convertible notes payable due to the conversion by Tangiers Global	$888,750	$—
Issuance of common stock upon conversion of debt and loss on extinguishment of debt	$—	$381,576
Conversion to notes payable for advances from officers and directors	$310,401	$—
Acquisition of equipment from related party	$—	$99,200

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

On July 14, 2017, we completed the acquisition of Prana Therapeutics, Inc. (“Prana”) in a one-for-one exchange of 5,730,000 shares of common stock of the Company for 5,730,000 of common stock of Prana. The purchase price had a fair market value of $5,070,500, based upon the closing price of $0.85 per share on the OTC QB exchange on July 14, 2017, including the cost to purchase 400,000 shares of Prana common stock for $200,000. Prana is a polymolecular botanical drug development company focused on developing targeted therapeutics for prevention of the negative side effects of chemotherapy, management of rheumatoid arthritis and treatment of brain cancer. Management elected to purchase Prana, because of the successful indication of the effectiveness of their Epidiferphane™ chemical formulation in the treatment of (i) the negative side effects of chemotherapy, (ii) inflammation and pain associated with arthritis and back-centric pain, and (iii) the potential shrinkage of brain tumors. Recently, we elected to focus a significant portion of our assets, human resources and financial capital on the manufacturing and selling of a variety of cannabidiol centric products derived from industrial hemp plants. We constructed a state-of-the-art extraction facility; and, hired and trained specialized extraction personnel and laboratory technicians that enable us to convert components of industrial hemp flower to finished CBD products. In order to help provide a consistent supply of industrial hemp flower for our extraction facility, we purchased farming equipment and leased hundreds of acres of farm land on which we are growing a crop of industrial hemp. It is our intent to grow at least one crop of industrial hemp plants per calendar year and to harvest a sufficient amount of industrial hemp flower from our crop to supply our extraction facility on a vertically integrated basis. As of December 31, 2018, we have expended approximately $2,800,000 on facilities, farm equipment and crop planting and cultivation, as a result of electing to vertically integrate the hemp centric portion of our business

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Government Regulation - Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. As of December 31, 2018, 30 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of California, Colorado, Washington, Nevada, Oregon, Alaska, Maine, Massachusetts, Vermont and the District of Columbia have approved ballot measures to legalize cannabis for adult recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana under what colloquially became known as the “Cole memo”. However, on January 4, 2018, Attorney General Jeffery Sessions rescinded the “Cole memo,” and issued a new memo in its place that reaffirms the Department of Justice’s stance of potentially prosecuting violators of federal marijuana laws. On April 13, 2018, President Trump pledged to support federalism-based legislation regarding marijuana and promised not to pursue federal prosecution despite the Attorney General’s actions. It appears that the current administration will not elect to vigorously enforce federal laws, but such future enforcement may cause significant financial damage to us.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries UCANN California Corporation, UC Colorado Corporation and UC Oregon Corporation, the ninety-five percent (95%) owned subsidiary Prana Therapeutics, Inc. (“PTI”), and the fifty percent (50%) owned subsidiary Cannabinoid Research Development Company Limited (“CRD”). All intercompany accounts and transactions of our subsidiaries have been eliminated. Our consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

At March 31, 2017, we concluded that we had established a variable interest entity relationship with CRD, because we are the primary beneficiary, in accordance with GAAP. As a result, we elected to consolidate the assets and liabilities of CRD in our consolidated balance sheet at March 31, 2017. PTI was purchased on July 14, 2017, and its assets and liabilities are included in the consolidated balance sheets at December 31, 2018 and 2017, and their results of operations are included in the consolidated financial statements for the years ended December 31, 2018 and 2017.

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

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at December 31, 2018, approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the years ended December 31, 2018 and 2017.

Cash and Cash Equivalents – We consider investments with original maturities of 90 days or less to be cash equivalents.

Accounts Receivable, Net – Our accounts receivable consists primarily of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. We determine our allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition and credit history, and current economic conditions. We recorded no bad debt expense during the year ended period ended December 31, 2018 and 2017, and we have no allowance for doubtful accounts as of December 2018 or December 31, 2017.

Inventory – Inventory is stated at the lower of cost or net realizable value using the last-in-first-out method. Included in inventory is our industrial hemp crop under cultivation on farm acreage leased by us. The cost of the industrial hemp crop under cultivation is determined based upon costs to purchase industrial hemp seed and industrial hemp cuttings, plus farm labor, fertilizer, water and power, and the cost to harvest and store the industrial hemp crop. The costs of planting, cultivating and harvesting our industrial hemp crop are capitalized to industrial hemp crop under cultivation, when incurred. The cost of farming equipment is amortized and depreciated to operating expense on a straight-line basis and is not capitalized as a component of industrial hemp crop. Upon completion of harvesting the industrial hemp crop, all incurred applicable costs are classified as raw materials. The cost of the raw materials inventory includes the cost of the industrial hemp crop plus the cost to purchase industrial hemp biomass from independent brokers and industrial hemp farmers. The cost of finished goods includes the cost of raw materials plus costs for labor, processing costs, packaging and the allocated costs of our facilities infrastructure. The cost of finished goods also includes the cost of purchasing manufactured products from independent processors. We recognize inventory costs as a charge to cost of revenues based upon an average cost per unit sold. We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of revenues. There have been no such write-downs during the years ended December 31, 2018 and 2017.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We have not recorded any impairment charges related to long-lived assets as of December 31, 2018 or December 31, 2017.

Goodwill – Our goodwill, which consists of our interest in a ninety-five percent owned subsidiary, Prana Therapeutics, Inc. (“PTI”) and a fifty percent owned subsidiary, Cannabinoid Research Development Company Limited (“CRD”), is not amortized, but is evaluated for impairment annually, or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash ﬂows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants. Our total goodwill of $4,838,603 consists of $4,731,729 for PTI and $106,874 for CRD at December 31, 2018 and December 31, 2017. See Note 8 – Purchase of Prana Therapeutics, Inc.

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

Revenue Recognition – We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criterial standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when control of goods or services is transferred to the customer with consideration given, whether that control happens over time or not. Determination of criteria (3) and (4) are based on our management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts. There was no material impact to our revenue recognition process because of the implementation of FASB ASC 606 as of December 31, 2018.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no impact on our income taxes for the years ended December 31, 2018 or 2017, respectively.

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

	Years Ended December 31,
	2018	2017
Warrants to purchase common stock	1,309,033	1,209,025
Stock options	26,837,300	6,637,500
	28,146,333	7,846,525

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income. During the years ended December 31, 2018 and 2017, we did not have any gains or losses resulting from activities or transactions that resulted in other comprehensive income or loss.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2016, the FASB issued an ASU No. 2016-02 Leases (Topic 842) amending the accounting for leases. The new guidance requires the recognition of amount, timing, and uncertainty of cash flows arising from leases. and liabilities for operating leases with terms of more than 12 months. These disclosures include qualitative and quantitative information lease assets The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. . We will adopt this ASU on January 1, 2019 with an immaterial cumulative adjustment to retained earnings rather than retrospectively adjusting prior periods. This adoption approach will result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption. The adoption of this ASU will result in the recognition of operating lease assets and liabilities of approximately $1.1 million.

In June 2018, the FASB issued updated ASU 2018-07 – Compensation – Stock Compensation (Topic 718) on accounting for nonemployee share-based award payments granted to acquire goods and services to be used or consumed in the grantor’s own operations. This guidance does not apply in the case that the share-based payment was made to provide financing to the issuer, or in the case that the awards are made in conjunction with selling goods and services to customer under a contract accounted for under Topic 606 – Revenue from Contracts with Customers. The stated objectives of this update are part of FASB’s simplification Initiative, and provisions affecting publicly held companies include simplifying (1) the method that nonemployee share-based awards are measured; (2) the method used to arrive at the measurement date; (3) accounting for share-based awards with performance conditions; and (4) the classification reassessment of share-base awards in certain situations. The new guidance will be effective for us at the beginning of fiscal year 2019.  Early adoption is permitted. We are in the process of evaluating the impact the adoption of this guidance will have on our consolidated financial statements and related disclosures. We will adopt this ASU on January 1, 2019.

Reclassification – Certain reclassifications have been made to the prior period amounts to conform to the current period's presentation.

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the year ended December 31, 2018, we incurred losses of $24,318,870, used cash of $7,246,729 in our operating activities, had a working capital deficit of $2,079,917 and had an accumulated deficit of $39,374,396 at December 31, 2018. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 4 – DUE FROM RELATED PARTY

Under the terms of licensing agreements, we completed sales to related parties, Advesa, Inc. and NutriMed, LLC, in the aggregate amount of $197,032 and $182,323 for the years ended December 31, 2018 and December 31, 2017, respectively.

Amounts due from related from related parties include the following:

	December 31,
	2018	2017
Advesa, Inc.	$42,349	$—
NutriMed, LLC	44,622	—
	$86,971	$—

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of business, we make non-interest-bearing advances to Advesa, Inc. (“Advesa’), which is controlled by one of our officers and directors, and we receive licensing fees from the sale of products licensed to Advesa by the Company.

In the normal course of business, we sell products to NutriMed, LLC, which is controlled by two of our officers and directors. The products that we sell to NutriMed, LLC are at a price equivalent to the whole sale price that we charge to unrelated, third party distributors.

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

Extraction and Cultivation Facility – Fort Morgan, Colorado

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

Extraction Facility – Mead, Colorado

Effective August 15, 2018, we entered into a triple net lease of approximately 14,300 square feet of industrial space in located in Mead, Colorado that, upon completion tenant modification and installation of extraction equipment, we will use the facility as our main extraction facility in Colorado. The initial term of the lease expires on August 31, 2019, with an annual option to renew the lease for an additional three-year period, on an annual basis. We have made $75,000 security deposit with the landlord in connection with the lease.  The monthly lease amount for the initial lease period is $12,596 per month and will increase annually by 3.0% or accordance with a consumer price index calculation, whichever is greater.

Testing Lab – Golden, Colorado

Effective November 1, 2018, we entered into a triple net lease of approximately 2,100 square feet of commercial space located in Golden, Colorado that we use as our testing laboratory.  The term of the lease expires on October 31, 2020, with an option to renew for an additional two-year term exercisable prior to 90 days before the end of the initial term. The basic rent is $2,161 and $2,226 per month through October 31, 2019 and 2020, respectively, plus we are responsible for all utilities.

Extraction and Cultivation Facility - Jamaica

Our fifty percent (50%) owned subsidiary Cannabinoid Research Development Company Limited (“CRD”) leases approximately 28 acres of land upon which their cultivation and extraction facility is located near Kingston, Jamaica. The land is leased for $1 per year from the father of one of the directors and members of CRD.

Future minimum payments for these leases are:

For the twelve Months Ending December 31,
2019	2020	2021	2022	2023
$322,101	$304,332	$251,961	$234,321	$113,417

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INVENTORY

At December 31, 2018 and 2017, our inventory was, as follows:

	December 31,
	2018	2017
Raw materials	$1,813,880	$15,000
Work-in-process	666,845	—
Finished goods	71,393	28,200
	$2,552,118	$43,200

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

	December 31,
	2018	2017
Cost of construction in process - extraction facility
Weldona, Colorado extraction facility:
Equipment and leasehold improvements	$—	$647,947
Mead, Colorado extraction facility
Equipment and leasehold improvements	1,743,223	—
Jamaica cultivation and extraction facility:
Leasehold improvements - laboratory	75,000	75,000
Leasehold improvements - cultivation	118,964	109,750
	$1,937,187	$832,697

	December 31,
	2018	2017
Extraction facility, laboratory equipment, and office furniture and fixtures
Weldona extraction facility
Equipment and machinery	$1,269,734	$—
Furniture and fixtures	64,955	—
Leasehold improvements	237,581	—
Transportation equipment	60,228	—
Farm Equipment	531,245	—
Golden, Colorado administrative offices:
Furniture and fixtures	49,282	21,668
Leasehold improvements	—	2,000
Transportation equipment	200,704	81,667
Golden, Colorado industrial hemp laboratory - equipment	39,944	34,651
Remote laboratory equipment	99,220	99,220
	2,552,893	239,206
Accumulated amortization and depreciation	(433,148)	(39,385)
	$2,119,745	$199,821

The amount of depreciation and amortization expense for the year ended December 31, 2018 and 2017 is $393,763 and $39,385 respectively.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

December 31, 2018
Patents	$52,596
Net assets	522,761
Goodwill	4,495,143
Total	$5,070,500

NOTE 9 – GRANTED PATENT

On August 15, 2017, the United States Patent and Trademark Office issued to the Company US Patent #9730911 (the “Patent”) granting exclusive rights to its proprietary formulations based on compounds extracted from cannabis plant materials; more specifically the composition of matter pertaining to the use of phytocannabinoids, cannabinoids, and specific terpene profiles in liquid form. This composition of matter Patent provides protection for our proprietary formulations. The Patent protects the use of suspending both phytocannabinoids and cannabinoids with specific combinations of cannabis derived terpenes in liquid forms with an array of delivery methods including capsule, sublingual, topical, oral, suppository, and vaporization. Cannabinoids referenced in the application include ratios of tetrahydrocannabinolic acid (THCa), cannabidiolic acid (CBDa), tetrahydrocannabinol (THC), cannabinol (CBN), cannabidiol (CBD), cannabichromenic acid (CBCa), and cannabichromene (CBC). At August 15, 2017, we classified the costs associated with research, legal fees, application costs incurred in the process of being granted the Patent on our consolidated balance sheet in the amount of $142,317, and we began amortizing such cost of the Patent on a straight-line basis over a 15-year period. Amortization expense of the Patent is $7,116 and $2,679 for the year ended December 31, 2018 and 2017, respectively, and accumulated amortization is $9,795 and $2,679 at December 31, 2018 and 2017, respectively.

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

NOTE 11 – ACCRUED EXPENSES

Our accrued expenses consist of:

	December 31,
	2018	2017
Accrued wages and related expenses	$126,345	$10,184
Accrued interest expense	2,572	—
Other accrued expenses	10,186	—
Total accrued expenses	$139,103	$10,184

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INSTALLMENT LOANS PAYABLE

Installment loans payable consist of a 48-month installment loan for the purchase of a truck that is used at our extraction facility, as well as a 36-month installment loan for the purchase an SUV used for Company purposes. The outstanding balance on the 48-month installment loan was $0 and $46,667 at December 31, 2018 and 2017, respectively. The terms of the 48-month installment loan specify monthly payments of $955; however, we are making payments of $6,955 per month to pay the loan off in a nine-month period. As a result of our intentions to pay the loan off in nine months, the entire balance of the 48-month installment loan has been classified as a current liability; this installment loan was fully paid at December 31, 2018. The outstanding balance on the 36-month installment loan was $57,799 and $0 at December 31, 2018 and 2017, respectively. The terms of the 36-month installment loan specify monthly payments of $2,160, however, we are making payments of $6,500 per month to pay the loan off within a one-year period. As a result of our intentions to pay off the loan within one year, the entire balance of the 36-month installment loan has been classified as a current liability.

NOTE 13 – DEFERRED REVENUE

Our deferred revenue consists of:

	December 31,
	2018	2017
Deferred revenue – WeedMD	$23,750	$203,750
Less – current portion	(23,750)	(180,000)
Deferred revenue, net of current portion	$—	$23,750

On June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three-year estimate of the service period involved. Based on recent discussions with WMD, we now expect to deliver the remaining consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four-year period January 1, 2015 through December 31, 2018. Accordingly, we are now recognizing $15,000 of deferred revenue per month. We recognized $180,000 of revenue applicable to this arrangement, in each of the years ended December 31, 2018 and 2017.

NOTE 14 – NOTE PAYABLE

During the year ended December 31, 2018, we issued a note to an unaffiliated third party, Tangiers Global, LLC (“Tangiers”), in the amount of $1,575,000 (“Note”), the terms of which allow us to draw down on the Note in tranches, upon our election. The proceeds of the Note were used to purchase equipment and for general working capital purposes. The debt discount on the Note are amortized on a straight-line basis from the issue date, which approximates the effective interest rate method, over the term of the note, and this amortization is included in interest expense in our consolidated statements of operations.

The Company may pay the Note at any time prior to the Maturity Date. Until the 60th day after the date of each funding, the Company may pay the principal of the Note, plus a premium of 10%, in addition to outstanding interest, without the Holder’s consent. From the 61st day after the date of each funding to the 120th date after the date of each funding, the Company may pay the principal of the Note, plus a premium of 20%, in addition to outstanding interest, without the Holder’s consent. From the 121st day after the date of each funding to the 180th day after the date of each funding, the Company may pay the principal of the Note, plus a premium of 30%, in addition to outstanding interest, without the Holder’s consent. After the Maturity Date, the Note may only be paid with the Holder’s consent.

Tangiers is entitled, at its option, at any time, after the Maturity Date of each funding to convert all or any part of the unpaid principal of the Note into shares of the Company’s common stock at a price per share equal to 70% of the average of the two lowest trading prices of the Company’s common stock during the 15 consecutive trading days ending on the latest complete trading day prior to the conversion date.

On February 11, 2019, the Company agreed to borrow up to $1,575,000 from Tangiers. The loan is evidenced by a promissory note which will be funded in a series of tranches, each of which will bear interest at 5% per year. The first tranche was funded on February 13, 2019.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Note outstanding as of December 31, 2018 and 2017:

					December 31,
Issue Date	Security	Maturity Date	Interest Rate	Draws Under the Note	2018	2017
11/05/2018	Unsecured	5/04/2019	5%	First Tranche	$525,000	$—
12/05/2018	Unsecured	6/3/2019	5%	Second Tranche	525,000	—
12/26/2018	Unsecured	6/24/2019	5%	Third Tranche	525,000	—
				Less unamortized discount	(62,917)	—
					$1,512,083	$—

Upon default, the Note is payable in cash in an amount equal to 130% of the principal balance “Mandatory Default Amount,” plus additional interest on the Mandatory Default Amount from the date of issuance at a rate of 12%. The noteholder may elect to convert Mandatory Default Amount into shares of our common stock at a conversion price equal to 70% of the average of the two lowest trading prices during the 15-day consecutive Trading Days prior to the date the noteholder elects to convert.

On September 29, 2018, we converted a $600,000 convertible note and recognized a loss of $466,744 on the conversion of such convertible note for the year ended December 31, 2018.

On September 29, 2018, we converted a $288,750 convertible note and recognized a loss of $358,323 on the conversion of such convertible note for the year ended December 31, 2018.

During the years ended December 31, 2018 and 2017 we recognized $55,833 and $30,453 of amortization of debt discounts, respectively. These amounts are included in interest expense in our consolidated statements of operations. Additionally, we recognized $2,572 and $0.00 of interest expense applicable to the Note during the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, and 2017, $2,572 and $0.00, respectively, of this interest carried as accrued expenses on our consolidated balance sheets.

NOTE 15 – NOTES PAYABLE TO AND ADVANCES FROM OFFICERS AND DIRECTORS

Notes payable to and advance from officers and directors consisted of the following, at December 31, 2018 and 2017:

	December 31,
	2018	2017
Note payable to Earnie Blackmon, an officer and director	$840,807	$246,459
Note payable to Tony Verzura, an officer and director	160,247	14,889
Note payable to Chad Ruby, an office and director	154,382	—
	$1,155,436	$261,348

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

Historically, Messrs. Blackmon, Verzura and Ruby, who are officers and directors of the Company, have paid obligations and expenses on behalf of the Company from their own individual, personal funds. Such payments have been recorded in the consolidated balance sheets as a component of Notes payable to and advances from officers and directors. During year ended December 31, 2018, Mr. Blackmon, the Chairman, Chief Executive Officer and President of the Company paid $419,729, net of reimbursements, of obligations and expenses of the Company from his own personal funds. These payments have been recorded in the consolidated balance sheets as a component of Notes payable to and advances from officers and directors.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2018, we elected to convert all accrued and unpaid wages owed to Messrs. Blackmon, Verzura, and Ruby in the aggregate amount of $310,408 as notes payable to them. Thus, $310,408 is classified as Notes Payable for Advances from and Prior Wages Payable to Officers and Directors on the consolidated balance sheet of the Company at December 31, 2018. Interest on the notes is at a rate of 15% for the principal amount due Mr. Blackmon, and at a rate of 12.5% for on the principal amount owed Messrs. Verzura and Ruby.

Effective March 21, 2019, Tony Verzura resigned as an officer and director of the Company.

NOTE 16 – ARBITRATION AND LITIGATION RESERVE

On May 8, 2018, H2, LLC (“H2”) and the Company executed a letter of intent formalizing their intent to enter into a joint venture. The parties subsequently made monetary advances in anticipation of formalizing the joint venture through a definitive agreement. However, the joint venture was never formalized, and the letter of intent was terminated pursuant to its terms. Under the terms of the provisions in the letter of intent that survived its termination, the Company has the option to either provide H2 with 25% of the industrial hemp seeds purchased with $650,000 advanced by H2, or to refund the $650,000 advanced by H2. Pursuant to another provision in the letter of intent that survived termination, disputes are to be resolved via arbitration in Denver, Colorado. On August 10, 2018, H2 filed a lawsuit in the state of California naming the Company, as well as, naming Earnest Blackmon, our Chairman of the Board and Chief Executive Officer, and John Walsh, our Treasurer and Principal Accounting Officer. The lawsuit asserts various claims, including rescission of any purported contract or joint venture and asks for $16,500,000 in damages. Our counsel and Management believe the suit is without merit, and we will vigorously defend against the lawsuit. We filed with the court a motion to compel arbitration and stay the litigation against Mr. Blackmon and Mr. Walsh. On December 20, 2018, the court granted our motion and ordered H2 to arbitrate its dispute with the Company in Denver, Colorado, and stayed the litigation against Mr. Blackmon and Mr. Walsh pending the arbitration. The Company and H2 are currently in discussions regarding resolution of the dispute either via arbitration or by agreement.

On July 30, 2018, the Company filed a complaint for patent infringement and a demand for jury trial against Pure Hemp Collective Inc. (“Pure Hemp”) in the United States District Court for the District of Colorado. The Company contends that Pure Hemp has willfully and directly infringed the Company’s 9730911 Patent and seeks damages from Pure Hemp, among other relief. On October 29, 2018, Pure Hemp filed its answer, defenses and counterclaims, in which Pure Hemp contends the 9730911 Patent is not infringed by Pure Hemp and is invalid and unenforceable. Pure Hemp has also asserted a counterclaim under the Sherman Act against the Company in which it alleges the lawsuit is objectively baseless and requests the court enter an order awarding it its costs and attorneys’ fees as well as treble damages. The Company believes the Sherman Act counterclaim has no merit, and it is impossible to quantify the amount of any alleged damages allegedly suffered by Pure Hemp, or what its costs and fees in this case will be. The case is currently pending in the United States District Court for the District of Colorado.

NOTE 17 – STOCKHOLDERS’ EQUITY

Preferred Stock

On July 18, 2017, the Board of Directors adopted a resolution creating a series of Preferred Shares, no par value per share, designated as the Series A Preferred Shares. We subsequently issued 2,000 shares of our Series A Preferred Shares for $2,200 to our officers and directors. On March 20, 2019, we issued 2,000 additional shares of our Series A Preferred Shares to two officers and directors. Each preferred share is entitled to 15,000 votes on all matters submitted to the vote of our shareholders, is entitled to an annual dividend of $0.05 per share when, as, and if declared by our directors, and is convertible at any time, at the option of the holder of the preferred shares, into one share of our common stock. The holders of our Series A Preferred Shares have 15,000 votes for each share of the Series A Preferred Shares.

Equity offerings

February 14, 2018, we sold 65,440 shares of our common stock to an accredited investor for $57,083. Such shares were valued at $76,798 based on the previous trading day’s closing price. The difference between the proceeds received of $57,083 and the value of our common stock of $76,798 was recorded as loss on the issuance of common stock.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

August 20 2018, we sold 27,359 shares of our common stock to an accredited investor for $10,000. Such shares were valued at $13,249 based on the previous trading day’s closing price. The difference between the proceeds received of $10,000 and the value of our common stock of $13,249 was recorded as loss on the issuance of common stock.

August 31, 2018, we sold 100,000 shares of our common stock to an accredited investor for $51,500. Such shares were valued at $62,750 based on the previous trading day’s closing price. The difference between the proceeds received of $51,500 and the value of our common stock of $62,750 was recorded as loss on the issuance of common stock.

Common Stock Issued for Services

On December 31, 2018, we issued 251,497 shares of common stock valued at $75,700, based on the previous trading day’s closing price, as annual incentive bonuses for certain employees. We recorded the $75,700 value of the common stock as share-based compensation expense and included this in general and administrative expenses in our consolidated statements of operations.

At various times throughout the year ended December 31, 2018, we issued 50,000 shares of our common stock valued at $36,156 for marketing services, and we recorded the value of the shares as share based compensation and recorded this in marketing, advertising and new business development expenses in our consolidated statements of operations.

At various times throughout the year ended December 31, 2018, we issued 310,000 shares of our common stock valued at $223,996 for legal services, and we recorded the value of the shares as share based compensation and in legal, accounting and new business development in our consolidated statements of operations.

At various times throughout the year ended December 31, 2018, we issued 363,163 shares of our common stock valued at $297,400 as compensation to employees, and we recorded the value of the shares as share based compensation, which we recorded in general and administrative expenses in our consolidated statements of operations.

On December 31, 2018, we issued 147,227 shares of common stock valued at $96,000, based on the applicable previous trading day’s closing price, as a component of employee compensation.  We recorded the $96,000 value of the common stock as share-based compensation expense and included this in general and administrative expenses in our consolidated statements of operations.

Common Shares Issued for Equity Funding Line

In connection with a $10,000,000 equity funding line entered into on December 28, 2016, we received proceeds of $1,380,830 and issued 1,285,762 of our common shares to Tangiers Global, LLC (“Tangiers”) during the year ended December 31, 2018. We recorded a loss of $536,345 of on the issuance of the 1,285,762 shares, which has been recorded a Loss on issuance of common stock in our consolidated statement of operations.

In connection with a $9,000,000 equity funding line entered into on January 23, 2018 we received proceeds of $4,710,259 and issued 9,000,000 of our common shares to Tangiers during the year ended December 31, 2018. We recorded a loss of $1,421,545 of on the issuance of the 9,000,000 shares, which has been recorded a Loss on issuance of common stock in our consolidated statement of operations.

Common Shares Issued Upon Conversion of Notes

On September 29, 2018, we issued 1,956,522 shares of our common stock to Tangiers upon the conversion of a $600,000 convertible note. We recognized a loss of $466,744 on the conversion of this convertible note for the year ended December 31, 2018.

On September 29, 2018, we issued 1,121,279 shares of our common stock to Tangiers upon the conversion of a $288,750 convertible note. We recognized a loss of $358,323 on the conversion of this convertible note for the year ended December 31, 2018.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants:

The following table summarizes our share warrants outstanding as of December 31, 2018 and 2017:

	Year Ended December 31,
	2018		2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants outstanding, beginning of period	1,209,025	$0.21	$1,551,356	$0.18
Warrants issued to consultants	100,008	0.89	132,669	0.89
Cashless warrants issued upon conversion of Slainte note	—		—	—
Warrants exercised	—	—	(475,000)	—
Expired	—	—	—	—
Warrants outstanding, end of period	1,309,033	$0.27	1,209,025	$0.21
Warrants exercisable, end of period	1,309,033	$0.27	1,209,025	$0.21

The weighted-average remaining contractual life for warrants outstanding and exercisable at December 31, 2018 and December 31, 2017, is 3.6 years and 3.0 years, respectively; and the aggregate intrinsic value of warrants outstanding and exercisable at December 31, 2018 and December 31, 2017 is $0.

132,669 warrants issued during the year 2017, respectively, were valued utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

Stock price	$0.16 - $2.18
Exercise price	$0.18
Risk free interest rate	1.01% - 1.37%
Expected term (years)	5
Expected volatility	322% - 504%
Expected dividends	0%

100,008 warrants issued during the year ended December 31, 2018 were valued utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

Stock price	$0.16 - $2.18
Exercise price	$0.18
Risk free interest rate	1.01% - 1.37%
Expected term (years)	5
Expected volatility	322% - 504%
Expected dividends	0%

2014 Equity Incentive Plan

On November 20, 2014, our board of directors approved our 2014 Stock Incentive Plan (the “Plan”) and the Plan became effective on November 19, 2015. The Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success. Our board of directors currently administers the Plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the Plan should be interpreted, whether to amend or terminate the Plan and whether to delegate administration of the Plan to a committee. A maximum of 4,000,000 common shares are subject to the Plan. The Plan provides for the grant of stock options, stock awards, restricted stock units and stock appreciation rights. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The Plan will terminate on November 20, 2024, unless the administrator terminates the Plan earlier. As of December 31, 2018, no common shares were available for issue under the Plan.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2017 Equity Incentive Plan

On May 31, 2017, our board of directors approved our 2017 Stock Incentive Plan (the “Plan”) and the Plan became effective on May 31, 2017. The Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success. Our board of directors currently administers the Plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the Plan should be interpreted, whether to amend or terminate the Plan and whether to delegate administration of the Plan to a committee. A maximum of 6,000,000 common shares are subject to the Plan. The Plan provides for the grant of stock options, stock awards, restricted stock units and stock appreciation rights. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The Plan will terminate on May 31, 2027, unless the administrator terminates the Plan earlier. As of December 31, 2018, 900,342 common shares were available for issue under the Plan.

2018 Equity Incentive Plan

On January 31, 2018, our board of directors approved our 2018 Stock Incentive Plan (the “Plan”) and the Plan became effective on January 31, 2018. On June 21, 2018, our board of directors amended the Plan to increase the maximum number of our shares of common shares subject to the plan from 12,500,000 to 25,000,000. The Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success. Our board of directors currently administers the Plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the Plan should be interpreted, whether to amend or terminate the Plan and whether to delegate administration of the Plan to a committee. The Plan provides for the grant of stock options, stock awards, restricted stock units and stock appreciation rights. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The Plan will terminate on January 31, 2028, unless the administrator terminates the Plan earlier. As of December 31, 2018, 3,941,040 common shares were available for issue under the Plan.

Stock Options

On January 12, 2016, we awarded 1,050,000 stock options to each of Messrs. Blackmon and Verzura and 980,000 stock options to Mr. Ruby under our 2014 Stock Incentive Plan. The options were fully vested at the time of grant and give the option holder the right to purchase shares of our common stock at $0.20 per share during the ten-year term of the option.

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

The total grant-date fair value of these options was approximately $6,146,000. Stock-based compensation expense related to these stock options included in operating expenses for the twelve months ended December 31, 2018 was approximately $5,785,348.

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

We calculated the fair value of each option to be approximately $0.59 per option utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

Stock price	$0.705
Exercise price	$0.705
Risk free interest rate	2.73% - 2.81%
Expected term (years)	5
Expected volatility	427% - 505%
Expected dividends	0%

The total grant-date fair value of these options was approximately $9,711,400. Stock-based compensation expense related to these stock options included in operating expenses for the twelve months ended December 31, 2018 was approximately $9,104,999.

The following table summarizes our stock options outstanding as of both December 31, 2018 and 2017, respectively:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding at December 31, 2016	3,680,000	8.9		$0.28
Issued	3,957,500		$
Exercised	(1,000,000)	—		—
Expired	—	—		—
Stock options outstanding at December 31, 2017	6,637,500	8.7		$0.57
Issued	20,199,800	9.3		0.43
Exercised	—	—		—
Expired	—	—		—
Stock options outstanding at December 31, 2018	26,837,300	9.2		$0.42
Stock options exercisable at December 31, 2018	25,162,500	9.0		$0.41

The total price to exercise all outstanding stock options is $11,051,639. The weighted-average remaining contractual life for stock options outstanding and exercisable at December 31, 2018, is 8.7 years, and the aggregate intrinsic value of options outstanding and exercisable at December 31, 2018 is $0.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 25, 2018, we repriced the exercise price per share from $1.08 to $0.58 per share for the stock options to purchase 6,000,000 shares of our common stock that were granted on March 28, 2018 and repriced the exercise price per share from $0.705 to $0.58 per share for the stock options to purchase 14,195,000 of our common stock that were granted on June 29, 2018. No adjustment to shared-based compensation in the consolidated financial statements for the year ended December 31, 2018 was necessary as a result of the repricing of the stock options. On August 17, 2018, we repriced the exercise price per share (i) from $0.70 to $0.43 for per share for stock options to purchase 600,000 shares of our common stock that were granted on January 1, 2015 (ii) from 0.56 to $0.43 for per share for stock options to purchase 2,900,000 shares of our common stock that were granted on January 12, 2016 (iii) from $0.92 to $0.43 for 57,500 per share for stock options to purchase 57,500 shares of our common stock that were granted on July 27, 2017 (iv) from $0.875 to $0.43 per share for stock options to purchase 1,000,000 shares of our common stock that were granted on December 8, 2017  (v) from $.058 to $0.43 per share for stock options to purchase 6,000,000 shares of our common stock that were granted on March 28, 2018 and (vi) from $0.58 to $0.43 per share for stock options to purchase 14,195,000 of our common stock that were granted on June 29, 2018. No adjustment to shared-based compensation in the consolidated financial statements for the year ended December 31, 2018 was necessary as a result of the repricing of the stock options.

NOTE 18 – SHARE-BASED COMPENSATION

Share-based Compensation

We recognize share-based compensation expense in cost of revenues, sales and marketing expenses, R&D expenses, general and administrative expenses, and other income and expenses, based on the fair value of common shares issued for services. In addition, we accrue share-based compensation expense for estimated share-based awards earned during the years ended December 31, 2018 and 2017, under our 2017 Equity Incentive Plan and our 2018 Equity Incentive Plan. Share-based compensation expense for the years ended December 31, 2018 and 2017 is, as follows:

	December 31,
	2018	2017
Warrants issued for consulting and other services	$102,640	$249,835
Common stock issued for accounts payable and accrued expenses	—	93,002
Common stock issued for services	495,151	—
Common stock issued for advisory board fees	96,000	113,336
Common stock issued as compensation to employees	138,101	170,233
Stock options issued to officers and directors and employees	14,890,347	2,660,159
	$15,722,239	$3,286,565

NOTE 19 – INCOME TAXES

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

We have not taken a tax position that, if challenged, would have a material effect on our consolidated financial statements for the years ended December 31, 2018 and 2017, as defined under ASC 740. We did not recognize any adjustment to our liability for uncertain tax positions and therefore did not record any adjustment to the beginning balance of our accumulated deficit on our consolidated balance sheets.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	Years Ended December 31,
	2018	2017
Statutory U.S. federal tax rate	21%	39%
Effect of increase in valuation allowance	(21%)	(39%)
	—%	—%

Changes in our cumulative net deferred tax assets consist of the following:

	December 31,
	2018	2017
Net loss carry-forward	$11,042,420	$4,923,492
Valuation allowance	(11,042,420)	(4,923,492)
	$—	$—

A reconciliation of our income taxes computed at the statutory rate is as follows:

	Years Ended December 31,
	2018	2017
Tax benefit at statutory rate	$2,318,908	$2,023,555
Valuation allowance	(2,318,908)	(2,023,555)
	$—	$—

NOTE 20 – SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

Percentage of Revenue:

	Year Ended December 31,
	2018	2017
Customer A	12%	98%
Customer B	12%	2%
Customer C	8%	—%

Percentage of Accounts Receivable:

	Year Ended December 31,
	2018	2017
Customer D	98%	—%
Customer E	2%	—%
Customer F	—%	—%

The following tables show significant concentrations in our expenses and accounts payable for the periods indicated:

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Percentage of Expenses:

	Year Ended December 31,
	2018	2017
Vendor A	7%	26%
Vendor B	6%	21%
Vendor C	5%	14%

Percentage of Accounts Payable:

	Year Ended December 31,
	2018	2017
Vendor D	25%	33%
Vendor E	22%	26%
Vendor F	7%	26%

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

Clinical Trial Funding Commitment

On August 3, 2018, our 95% owned subsidiary, Prana Therapeutics, Inc. (“PTI”) received approval of an Investigational New Drug (“IND”) application from the Department of Health and Human Services’ Food and Drug Administration for a clinical investigation for breast cancer of PTI’s licensed flagship product, Epidiferphane™ (EDP™). We have committed to spend approximately $300,000 during 2019 and 2020 to fund phase I and phase II clinical trials in connection with the IND approval.

Clinical Trial Agreement

Under the terms of an agreement dated November 11, 2017, we committed to pay the costs to perform clinical trials with The University of the West Indies through the Topical Metabolism Research Unit of the Caribbean Institute for Health Research located in Kingston, Jamaica. The clinical trial was completed in February 2019, and thus, a final instalment of $51,182 is due and payable to the University of West Indies. We have agreed to reimburse The University of the West Indies for care and treatment of patients suffering adverse reactions or injury sustained by a patient, as a direct result of the clinical trial.

Research Laboratory

In October 2017, our 95% owned subsidiary, Prana Therapeutics, Inc (“PTI”), entered into a research agreement with the University of Florida Trustees (“UFT”). Under the terms of the research agreement PTI committed to pay UFT $303,544 in four (4) installments, of which $75,886 is owed as of December 31, 2018. Additionally, PTI is negotiating a research agreement with UFT for 2019 and 2020. Under the terms of the draft research agreement, PTI would pay UFT $700,000 in 2019 and $900,000 in 2020 in varying quarterly installments, beginning in April 2019.

Hemp Crop Under Cultivation

We entered into a farm lease for acreage on which the Company is growing an industrial hemp crop. The rent for the acreage under the terms of the farm lease is in an amount per acre predicated upon the total weight in pounds of industrial hemp flower harvested at a rate of $2 per pound (dry weight, after thrashing to remove seeds), with a minimum of $1,000 per acre. The rent is payable in three (3) installments; (i) one third on November 15, 2018, (ii) one third on December 31, 2018 and (iii) the remainder of all rents is payable on February 15, 2019. At December 31, 2018, $380,000 is outstanding under the terms of the farm lease and is included in Accounts payable on our Consolidated Balance Sheets.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Industrial Hemp Crop Under Cultivation – Transaction with and Commitment to a Related Party

Approximately 30% of the farm acreage on which we were growing our industrial hemp crop, is contractually controlled by a joint venture, NEC Agri Services, LLC (“NEC”). Our Principal Financial Officer is one of the managing members and owners of NEC. In exchange for supplying the farm acreage along with certain farm equipment, infrastructure and our lead farmer and farm management, the Company agreed to pay NEC a stipulated dollar amount per weight in pounds of industrial hemp flower harvested on the NEC farm acreage (dry weight after thrashing for the removal of seeds), reduced by a ratable allocation per acre of total farming costs for the industrial hemp crop under cultivation. We believe the stipulated dollar amount per weight in pounds is commensurate to the fair market value that we could have received from an independent farmer and land owner.

NOTE 22 – SUBSEQUENT EVENTS

On February 11, 2019, we issued a note to an unaffiliated third party, Tangiers Global, LLC, in the amount of $1,575,000 (“Note”), the terms of which allow us to draw down on the Note in tranches, upon our election. We drew down $500,000 on the Note, net of a debt discount of $25,000, the proceeds of which were used to purchase equipment and for general working capital purposes. The debt discount on the Note is amortized on a straight-line basis from the issue date, which approximates the effective interest rate method, over the term of the note, and this amortization will be included in interest expense in our consolidated statements of operations.

On March 20, 2019, we issued 1,500 additional shares of our Series A Preferred Shares to two officers and directors. Tony Verzura, who resigned as an officer and director of the Company effective March 21, 2019, agreed to the cancellation of his 500 shares of preferred stock.

In accordance with ASC 855-10 we have analyzed our operations subsequent to December 31, 2018 to the date these consolidated financial statements were issued, and have determined that, other than as disclosed above, we do not have any material subsequent events to disclose in these consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED CANNABIS CORPORATION

Date: March 28, 2019	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Earnest Blackmon	Chief Executive Officer and Director	March 28, 2019
Earnest Blackmon

/s/ John Walsh	Principal Financial and Accounting Officer	March 28, 2019
John Walsh

/s/ Chadwick Ruby	Director	March 28, 2019
Chadwick Ruby