Form 10-Q
period 2019-03-31
United Cannabis Corp
filed 2019-05-16
CIK 1436161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

As of May 14, 2019, the registrant had 77,681,446 shares of common stock outstanding.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$450,189	$664,570
Accounts receivable, net	—	171,747
Due from related parties	46,346	86,971
Inventory	1,401,286	2,552,118
Other current assets	28,888	34,932
Total current assets	1,926,709	3,510,338
Construction in process – extraction facilities	1,966,091	1,937,187
Cultivation facility, laboratory equipment, and office furniture and fixtures, net of accumulated amortization and depreciation of $573,608 and $433,148 at March 31, 2019 and December 31, 2018, respectively	2,101,315	2,119,745
Operating lease right-of-use asset	833,043	—
Granted patents, net of accumulated amortization of $11,574 and $9,795 at March 31, 2019 and December 31, 2018, respectively	130,743	132,522
Intangible assets	277,366	270,508
Other Assets	102,167	84,329
Goodwill	4,838,603	4,838,603
Total assets	$12,176,037	$12,893,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,250,604	$1,302,502
Construction contracts payable	90,163	888,686
Installment loans payable	51,319	57,799
Deferred revenue	—	23,750
Current portion of operating leases	300,261	—
Notes payable to officers and directors	1,143,103	1,155,436
Notes payable, net of a debt discount of $95,350 and $62,917 at March 31, 2019 and December 31, 2018	2,520,650	1,512,083
Arbitration reserve	650,000	650,000
Total current liabilities	6,006,100	5,590,256
Long term liabilities:
Operating leases	532,782	—
Total liabilities	6,538,882	5,590,256

COMMITMENTS AND CONTINGENCIES – Note 19

STOCKHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized; 3,000 and 2,000 Series A shares outstanding at March 31, 2019 and December 31, 2018, respectively	3,300	2,200
Common stock, 100,000,000 shares authorized; 77,681,446 and 77,467,979 outstanding at March 31, 2019 and December 31, 2018, respectively	47,144,725	46,939,646
Accumulated deficit	(41,200,246)	(39,374,397)
Total equity attributable to stockholders of the Company	5,947,779	7,567,449
Non-controlling interest (deficit)	(310,624)	(264,473)
Total stockholders’ equity	5,637,155	7,302,976
Total liabilities and stockholders' equity	$12,176,037	$12,893,232

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Product revenues	$4,293,481	$164,212
Licensing fees and consulting	54,750	45,000
Revenues, affiliate	64,150	57,064
Total revenues	4,412,381	266,276
Cost of revenues:
Cost of revenues	(3,513,807)	(118,942)
Gross profit	898,574	147,334
Operating expenses:
Marketing, advertising and new business development	38,952	17,311
Research and development	152,148	236,678
Legal, accounting, consulting and public reporting	632,528	263,246
General and administrative	1,655,751	1,002,796
Share-based expense for stock options granted to officers, directors and employees	101,788	5,324,754
Total operating expenses	2,581,167	6,844,785
Loss from operations	(1,682,593)	(6,697,451)
Other expense:
Interest expense	(67,840)	(8,498)
Amortization of debt discount	(121,567)	—
Loss on issuance of common stock	—	(556,061)
Loss before taxes on income	(1,872,000)	(7,262,010)
Provision for taxes on income	—	—
Net Loss	(1,872,000)	(7,262,010)
Loss attributable to non-controlling interests	46,151	55,450
Net Loss attributable to common shareholders	$(1,825,849)	$(7,206,560)

Basic and diluted net loss per share:	$(0.02)	$(0.11)

Basic and diluted weighted-average common shares outstanding:	77,532,958	63,829,443

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Non-
	Preferred Stock		Common Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Deficit	Interests	Total
December 31, 2017	2,000	$2,200	62,862,066	$21,186,888	$(15,269,846)	$(50,153)	$5,869,089
Options and warrants issued to officers and directors	—	—	—	5,324,754	—	—	5,324,754
Shares issued - draws under our equity line of credit	—	—	1,285,762	1,917,176	—	—	1,917,176
Sale of common stock	—	—	65,440	76,798	—	—	76,798
Shares and warrants issued for advisory board services	—	—	30,400	56,043	—	—	56,043
Shares issued for professional services	—	—	60,000	65,885	—	—	65,885
Shares issued as compensation	—	—	32,994	42,300	—	—	42,300
Net Loss attributable to common shareholders	—	—	—	—	(7,206,560)	—	(7,206,560)
Non-Controlling Interests – Cannabinoid Research Development Limited	—	—	—	—	—	(43,097)	(43,097)
Non-Controlling Interest – Prana Therapeutics, Inc.	—	—	—	—	—	(12,353)	(12,353)
March 31, 2018	2,000	$2,200	64,336,662	$28,669,844	$(22,476,406)	$(105,603)	$6,090,035

December 31, 2018	2,000	$2,200	77,466,979	$46,939,646	$(39,374,397)	$(264,473)	$7,302,976
Options and warrants issued to officers and directors	—	—	—	101,788	—	—	101,788
Cancellation of preferred stock	(500)	(550)	—	—	—	—	(550)
Issuance of preferred stock to directors	1,500	1,650	—	—	—	—	1,650
Sale of common stock	—	—	52,288	23,530	—	—	23,530
Shares and warrants issued for advisory board services	—	—	57,179	34,751	—	—	34,751
Shares issued for professional services	—	—	105,000	45,010	—	—	45,010
Net Loss attributable to common shareholders	—	—	—	—	(1,825,849)	—	(1,825,849)
Non-Controlling Interests – Cannabinoid Research Development Limited	—	—	—	—	—	(38,544)	(38,544)
Non-Controlling Interest – Prana Therapeutics, Inc.	—	—	—	—	—	(7,607)	(7,607)
March 31, 2019	3,000	$3,300	77,681,446	$47,144,725	$(41,200,246)	$(310,624)	$5,637,155

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,872,000)	$(7,262,010)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	121,567	—
Depreciation and amortization	142,239	53,946
Share-based compensation	181,549	5,488,982
Discount on issuance of shares of common stock	—	556,061
Changes in operating assets and liabilities:
Inventory	1,150,832	(93,941)
Accounts receivable	171,747	(34,513
Other current assets	6,044	4,811
Due from related party	40,625	(14,961)
Accounts payable and accrued expenses	(48,367)	(195,663)
Deferred revenue	(23,750)	(45,000)
Accrued wages payable to officers, directors and employees	—	(108,738)
Net cash used in operating activities	(129,514)	(1,651,026)

Investing activities:
Payment of construction contracts	(827,428)	—
Purchase of equipment and improvements to cultivation and extraction facilities	(122,030)	(463,414)
Purchase of intangible assets	(6,858)	(50,443)
Deposits and return of deposit	(17,838)	—
Net cash provided by (used in) investing activities	(974,154)	(513,857)

Financing activities:
Proceeds from issuance of common stock – equity financing line	—	1,380,831
Net proceeds from notes payable	887,000	—
Proceeds (payments) from advances from officers and directors	(11,233)	80,195
Proceeds from sale of common shares	20,000	57,083
Payments on installment loans	(6,480)	(13,910)
Net cash provided by (used in) financing activities	889,287	1,504,199

Net increase (decrease) in cash	(214,381)	(660,684)
Cash, beginning of period	664,570	825,645
Cash, end of period	$450,189	$164,961

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Establishment of operating lease right of use asset	$833,043	$—
Establishment of operating lease liability	$(833,043)	$—

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

On July 14, 2017, we completed the acquisition of Prana Therapeutics, Inc. (“Prana”) in a one-for-one exchange of 5,730,000 shares of common stock of the Company for 5,730,000 of common stock of Prana. The purchase price had a fair market value of $5,070,500, based upon the closing price of $0.85 per share on the OTC QB exchange on July 14, 2017, including the cost to purchase 400,000 shares of Prana common stock for $200,000. Prana is a polymolecular botanical drug development company focused on developing targeted therapeutics for prevention of the negative side effects of chemotherapy, management of rheumatoid arthritis and treatment of brain cancer. Management elected to purchase Prana, because of the successful indication of the effectiveness of their Epidiferphane™ chemical formulation in the treatment of (i) the negative side effects of chemotherapy, (ii) inflammation and pain associated with arthritis and back-centric pain, and (iii) the potential shrinkage of brain tumors. Recently, we elected to focus a significant portion of our assets, human resources and financial capital on the manufacturing and selling of a variety of cannabidiol centric products derived from industrial hemp plants. We constructed a state-of-the-art extraction facility; and, hired and trained specialized extraction personnel and laboratory technicians that enable us to convert components of industrial hemp flower to finished CBD products. In order to help provide a consistent supply of industrial hemp flower for our extraction facility, we purchased farming equipment and leased hundreds of acres of farm land on which we are growing a crop of industrial hemp. It is our intent to grow at least one crop of industrial hemp plants per calendar year and to harvest a sufficient amount of industrial hemp flower from our crop to supply our extraction facility on a vertically integrated basis. As of March 31, 2019, we have expended approximately $2,800,000 on facilities, farm equipment and crop planting and cultivation, as a result of electing to vertically integrate the hemp centric portion of our business

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Government Regulation - Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. As of March 31, 2019, 30 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of California, Colorado, Washington, Nevada, Oregon, Alaska, Maine, Massachusetts, Vermont and the District of Columbia have approved ballot measures to legalize cannabis for adult recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana under what colloquially became known as the “Cole memo”. However, on January 4, 2018, Attorney General Jeffery Sessions rescinded the “Cole memo,” and issued a new memo in its place that reaffirms the Department of Justice’s stance of potentially prosecuting violators of federal marijuana laws. On April 13, 2018, President Trump pledged to support federalism-based legislation regarding marijuana and promised not to pursue federal prosecution despite the Attorney General’s actions. It appears that the current administration will not elect to vigorously enforce federal laws, but such future enforcement may cause significant financial damage to us.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries UCANN California Corporation, UC Colorado Corporation and UC Oregon Corporation, the ninety-five percent (95%) owned subsidiary Prana Therapeutics, Inc. (“PTI”), and the fifty percent (50%) owned subsidiary Cannabinoid Research Development Company Limited (“CRD”). All intercompany accounts and transactions of our subsidiaries have been eliminated. Our consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Our foreign subsidiary, CRD, uses U.S. dollars as their functional currency.

At March 31, 2017, we concluded that we had established a variable interest entity relationship with CRD, because we are the primary beneficiary, in accordance with U.S. GAAP. As a result, we elected to consolidate CRD beginning March 31, 2017.

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

Fair Value of Financial Instruments – Our financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, notes payable and other current assets and liabilities. We value our financial assets and liabilities using fair value measurements. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are categorized based on whether the inputs are observable in the market and the degree that the inputs are observable. The categorization of financial instruments within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The hierarchy is prioritized into three levels (with Level 3 being the lowest) defined as follows:

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

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at March 31, 2019, approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the three months ended March 31, 2019 and 2018.

Cash and Cash Equivalents – We consider investments with original maturities of 90 days or less to be cash equivalents.

Accounts Receivable, Net – Our accounts receivable consists primarily of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. We determine our allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition and credit history, and current economic conditions. We recorded no bad debt expense during the three months ended March 31, 2019 and 2018, and we have no allowance for doubtful accounts as of March 31, 2019 or December 31, 2018.

Inventory – The cost of our industrial hemp crop is stated at the lower of average cost or net realizable value based upon an average cost method, while industrial hemp biomass acquired from third parties is stated at the lower of cost or net realizable value using the last-in-first-out method. Included in inventory is our industrial hemp crop under cultivation on farm acreage leased by us. The cost of the industrial hemp crop under cultivation is determined based upon costs to purchase industrial hemp seed and industrial hemp cuttings, plus farm labor, fertilizer, water and power, and the cost to harvest and store the industrial hemp crop. The costs of planting, cultivating and harvesting our industrial hemp crop are capitalized to industrial hemp crop under cultivation, when incurred. The cost of farming equipment is amortized and depreciated to operating expense on a straight-line basis and is not capitalized as a component of industrial hemp crop. Upon completion of harvesting the industrial hemp crop, all incurred applicable costs are classified as raw materials. The cost of the raw materials inventory includes the cost of the industrial hemp crop plus the cost to purchase industrial hemp biomass from independent brokers and industrial hemp farmers. The cost of finished goods includes the cost of raw materials plus costs for labor, processing costs, packaging and the allocated costs of our facilities infrastructure. The cost of finished goods also includes the cost of purchasing manufactured products from independent processors. We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of revenues. There have been no such write-downs during the three months ended Mach 31, 2019 and 2018.

Property, Plant and Equipment, net – Our property and equipment are recorded at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over estimated useful lives of three to five years, and amortization is computed using the straight-line method over the life of the applicable lease. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from our accounts and any resulting gain or loss is reflected in our consolidated statements of operations.

Operating Lease Right of Use Asset and Liability - We record operating leases on our consolidated balance sheets as operating lease right-of-use asset, with the related lease liability in accordance with ASC 842. We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $910,315 to operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our secured incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the tenor. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. The operating lease right-of-use asset and the related lease liability are stated on our consolidated balance sheet at March 31, 2019 in an amount of $833,043, which is the present value of the remaining minimum lease payments of $910,314 recorded upon adoption of ASC 842 at January 1, 2019 reduced by the amount of contractual lease expense for the three months ended March 31, 2019 in the amount of $77,271.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We have not recorded any impairment charges related to long-lived assets as of March 31, 2019 or December 31, 2018.

Goodwill – Our goodwill, which consists of our interest in a ninety-five percent owned subsidiary, Prana Therapeutics, Inc. (“PTI”) and a fifty percent owned subsidiary, Cannabinoid Research Development Company Limited (“CRD”), is not amortized, but is evaluated for impairment annually, or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash ﬂows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants. Our total goodwill of $4,838,603 consists of $4,731,729 for PTI and $106,874 for CRD at March 31, 2019 and December 31, 2018.

Deferred Revenue – We defer revenue for which product or service has not yet been delivered or is subject to refund until such time that we and our customer jointly determine that the product or service has been delivered or no refund will be required.

Revenue Recognition – We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criterial standards as to composition and substance is identified; (2) performance obligations relating to provision of goods or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when an order has been obtained, the price is fixed and determinable, control of goods or services is transferred to the customer with consideration given, whether that control happens over time or not, delivery has occurred and collectability is reasonably assured. Determination of criteria (3) and (4) are based on our management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.

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

Stock-Based Compensation – We periodically issue shares of our common stock to non-employees in non-capital raising transactions for fees and services. We account for stock issued to non-employees in accordance with ASC 718, Equity, whereas the value of the stock compensation is based upon the measurement date as determined at either (a) the date at which a performance commitment is reached, or (b) at the date at which the necessary performance to earn the equity instruments is complete.

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

Income Taxes – Income tax assets and liabilities are recorded using the asset and liability method. Under the asset and liability method, tax assets and liabilities are recognized for the tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax assets and liabilities are measured using the enacted tax rates expected to apply when the asset is realized, or the liability settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that enactment occurs. To the extent that we do not consider it more likely than not that a future tax asset will be recovered, we will provide a valuation allowance against the excess.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest and penalties associated with unrecognized tax benefits, if any, are classified as interest expense and penalties and are included in selling, general and administrative expenses in our consolidated statements of operations.

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no impact on our income taxes for the three months ended March 31, 2019 or 2018, respectively.

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

	Three Months Ended March 31,
	2019	2018
Warrants to purchase common stock	1,334,035	1,209,025
Stock options	26,837,300	6,637,500
	28,171,335	7,846,525

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income. During the years ended three months ended March 31, 2019 and 2018, we did not have any gains or losses resulting from activities or transactions that resulted in other comprehensive income or loss.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the three months ended March 31, 2019, we incurred losses of $1,872,000, used cash of $129,514 in our operating activities, had a working capital deficit of $4,079,391 and had an accumulated deficit of $41,200,246 at March 31, 2019. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 4 – DUE FROM RELATED PARTIES

Under the terms of a sales agreement with NutriMed, LLC and a licensing agreement with Advesa, Inc., we completed sales to related parties in the aggregate amount of $64,150 and $14,861 for the three months ended March 31, 2019 and 2018, respectively. None of the sales to related parties for the three months ended March 31, 2019 were from royalties.

Amounts due (to) from related parties include the following:

	March 31, 2019	December 31, 2018
Advesa, Inc.	$(17,735)	$42,349
NutriMed, LLC	64,081	44,622
	$46,346	$86,971

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Future minimum payments for these leases are:

For the twelve Months Ending March 31,
2020	2021	2022	2023	2024
$314,453	$279,191	$253,163	$113,821	$1

NOTE 6 - INVENTORY

At March 31, 2019 and December 31, 2018, our inventory was, as follows:

	March 31, 2019	December 31, 2018
Raw materials	$577,635	$1,813,880
Work-in-process	630,464	666,845
Finished goods	193,187	71,393
	$1,401,286	$2,552,118

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

	March 31, 2019	December 31, 2018
Cost of construction in process - extraction facility
Mead, Colorado extraction facility
Equipment and leasehold improvements	$1,780,392	$1,743,223
Jamaica cultivation and extraction facility:
Leasehold improvements - laboratory	75,000	75,000
Leasehold improvements - cultivation	110,699	118,964
	$1,966,091	$1,937,187

	March 31, 2019	December 31, 2018
Extraction facility, laboratory equipment, and office furniture and fixtures
Weldona extraction facility
Equipment and machinery	$1,352,072	$1,269,734
Furniture and fixtures	76,399	64,955
Leasehold improvements	239,602	237,581
Transportation equipment	71,487	60,228
Farm Equipment	531,245	531,245
Golden, Colorado administrative offices:
Furniture and fixtures	49,282	49,282
Transportation equipment	215,672	200,704
Golden, Colorado industrial hemp laboratory - equipment	39,944	39,944
Remote laboratory equipment	99,220	99,220
	2,674,923	2,552,893
Accumulated amortization and depreciation	(573,608)	(433,148)
	$2,101,315	$2,119,745

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amount of depreciation and amortization expense for the three months ended March 31, 2019 and 2018 is $140,460 and $91,524 respectively.

NOTE 8 – GRANTED PATENT

On August 15, 2017, the United States Patent and Trademark Office issued to the Company US Patent #9730911 (the “Patent”) granting exclusive rights to its proprietary formulations based on compounds extracted from cannabis plant materials; more specifically the composition of matter pertaining to the use of phytocannabinoids, cannabinoids, and specific terpene profiles in liquid form. This composition of matter Patent provides protection for our proprietary formulations. The Patent protects the use of suspending both phytocannabinoids and cannabinoids with specific combinations of cannabis derived terpenes in liquid forms with an array of delivery methods including capsule, sublingual, topical, oral, suppository, and vaporization. Cannabinoids referenced in the application include ratios of tetrahydrocannabinolic acid (THCa), cannabidiolic acid (CBDa), tetrahydrocannabinol (THC), cannabinol (CBN), cannabidiol (CBD), cannabichromenic acid (CBCa), and cannabichromene (CBC). At August 15, 2017, we classified the costs associated with research, legal fees, application costs incurred in the process of being granted the Patent on our consolidated balance sheet in the amount of $142,317, and we began amortizing such cost of the Patent on a straight-line basis over a 15-year period. Amortization expense of the Patent is $1,779 for the three months ended March 31, 2019 and 2018, respectively, and accumulated amortization is $11,574 and $9,795 at March 31, 2019 and December 31, 2018, respectively.

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

NOTE 10 – ACCRUED EXPENSES

Our accrued expenses which are included in our consolidated balance sheets as a component of accounts payable and accrued expenses, consist of:

	March 31, 2019	December 31, 2018
Accrued wages and related expenses	$118,434	$126,345
Accrued interest expense	26,555	2,572
Other accrued expenses	44,400	10,186
Total accrued expenses	$189,389	$139,103

NOTE 11 – INSTALLMENT LOANS PAYABLE

	March 31, 2019	December 31, 2018
Installment Loans Payable	$51,319	$57,799

Installment loans payable consist of a 36-month installment loan for the purchase equipment used for Company purposes. The outstanding balance on the 36-month installment loan was $51,319 and $57,799 at March 31, 2019 and December 31, 2018, respectively. The terms of the 36-month installment loan specify monthly payments of $2,160, however, we intend to make payments of $6,500 per month in order to pay the loan off within a one-year period. As a result of our intentions to pay off the loan within one year, the entire balance of the 36-month installment loan has been classified as a current liability.

NOTE 12 – DEFERRED REVENUE

Our deferred revenue consists of:

	March 31, 2019	December 31, 2018
Deferred revenue – WeedMD	$—	$23,750

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three-year estimate of the service period involved. We delivered the consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four-year period January 1, 2015 through December 31, 2018. Accordingly, we recognized $15,000 of deferred revenue per month during that period. We recognized $23,750 and $45,000 of revenue applicable to this arrangement in the three months ended March 31, 2019 and 2018, respectively.

NOTE 13 – NOTES PAYABLE

On November 11, 2018 and February 11, 2019, we issued notes to an unaffiliated third party, Tangiers Global, LLC (“Tangiers” and “Holder”), in the amount of $1,575,000 each (“the Notes”). The terms of the Notes allow us to draw down on the Notes in tranches, upon our election. The proceeds of the Notes were used to purchase equipment and for general working capital purposes. The debt discount on the Notes are amortized on a straight-line basis from the issue date, which approximates the effective interest rate method, over the term of the note, and this amortization is included in interest expense in our consolidated statements of operations. The Company may pay the Notes at any time prior to the maturity date, with the Holder’s consent. Until the 60th day after the date of each funding, the Company may pay the principal of the Notes, plus a premium of 10%, in addition to outstanding interest, without the Holder’s consent. From the 61st day after the date of each funding to the 120th date after the date of each funding, the Company may pay the principal of the Notes, plus a premium of 20%, in addition to outstanding interest, without the Holder’s consent. From the 121st day after the date of each funding to the 180th day after the date of each funding, the Company may pay the principal of the Notes, plus a premium of 30%, in addition to outstanding interest, without the Holder’s consent. After the Maturity Date, the Notes may only be paid with the Holder’s consent.

Tangiers is entitled, at its option, at any time, after the maturity date of each funding to convert all or any part of the unpaid principal into shares of the Company’s common stock at a price per share equal to 70% of the average of the two lowest trading prices of the Company’s common stock during the 15 consecutive trading days ending on the latest complete trading day prior to the conversion date.

On March 16, 2019, we issued a note to an unaffiliated third party in the amount of $516,000. The proceeds of the Notes were used to purchase industrial hemp biomass. The debt discount on the note is amortized on a straight-line basis from the issue date, which approximates the effective interest rate method, over the 33-day term of the note, and this amortization is included in interest expense in our consolidated statements of operations. The noteholder is entitled, at its option, at any time, after the maturity mate of the note to convert all or any part of the unpaid principal into shares of the Company’s common stock at a price per share equal to 70% of the average of the two lowest trading prices of the Company’s common stock during the 15 consecutive trading days ending on the latest complete trading day prior to the conversion date.

The following table summarizes our notes outstanding as of March 31, 2019 and December 31, 2018:

Issue Date	Security	Maturity Date	Interest Rate	Draws Under the Note	March 31, 2019	December 31, 2018
Note Dated November 7, 2018:
11/05/2018	Unsecured	5/04/2019	5%	First Tranche	$525,000	$525,000
12/05/2018	Unsecured	6/03/2019	5%	Second Tranche	525,000	525,000
12/26/2018	Unsecured	6/24/2019	5%	Third Tranche	525,000	525,000
Note Dated February 11, 2019:
2/11/2019	Unsecured	8/10/2019	5%	First Tranche	525,000	—
Note Dated March 13, 2019:
3/11/2019	Unsecured	4/13/2019	—	—	516,000	—
				Less unamortized discount	(95,350)	(62,917)
					$2,520,650	$1,512,083

During the three months ended March 31, 2019 and 2018 we recognized $121,567 and $16,406 of amortization of debt discounts, respectively. Additionally, we recognized $29,073 and $0.0 of interest expense on notes payable during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, $27,349 and $2,572, respectively, of this interest is carried as accrued expenses on our consolidated balance sheets.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – NOTES PAYABLE TO OFFICERS AND DIRECTORS

Notes payable to officers and directors are due on demand and consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Note payable to Earnie Blackmon, an officer and director	$816,176	$840,807
Note payable to Tony Verzura, a former officer and former director	169,226	160,247
Note payable to Chad Ruby, an office and director	158,701	154,382
	$1,144,103	$1,155,436

On April 6, 2016, we borrowed $25,000 from Ernest Blackmon and $25,000 from Tony Verzura and used the proceeds to repay principal and interest applicable on our $102,000 convertible promissory note dated October 12, 2015, to JSJ Investments Inc. The loans, together with interest at 12% per year, are payable on December 30, 2016. We may prepay the loans at any time.

Historically, Messrs. Blackmon, Verzura and Ruby, who are officers and directors of the Company, have paid obligations and expenses on behalf of the Company from their own individual, personal funds. Such payments have been recorded in the consolidated balance sheets as a component of Notes Payable to Officers and Directors and bear interest at 12.5% to 15% per annum.

On July 1, 2018, we elected to convert all accrued and unpaid wages owed to Messrs. Blackmon, Verzura, and Ruby in the aggregate amount of $310,408 as notes payable to them. Thus, $310,408 is classified as Notes Payable to Officers and Directors on the consolidated balance sheet of the Company at March 31, 2019 and December 31, 2018. Interest on the notes is at a rate of 15% for the principal amount due Mr. Blackmon, and at a rate of 12.5% for on the principal amount owed Messrs. Verzura and Ruby.

During the three months ended March 31, 2019 and 2018, we recognized $38,767 and $8,498, respectively, of interest expense on notes payable to officers and directors. As of March 31, 2019 and December 31, 2018, $147,963 and $109,196, respectively, of this interest is included in Notes Payable to Officers and Directors on our consolidated balance sheets.

Effective March 21, 2019, Tony Verzura resigned as an officer and director of the Company.

NOTE 15 – ARBITRATION AND LITIGATION RESERVE

On May 8, 2018, H2, LLC (“H2”) and the Company executed a letter of intent formalizing their intent to enter into a joint venture. The parties subsequently made monetary advances in anticipation of formalizing the joint venture through a definitive agreement. However, the joint venture was never formalized, and the letter of intent was terminated pursuant to its terms. Under the terms of the provisions in the letter of intent that survived its termination, the Company has the option to either provide H2 with 25% of the industrial hemp seeds purchased with $650,000 advanced by H2, or to refund the $650,000 advanced by H2. Pursuant to another provision in the letter of intent that survived termination, disputes are to be resolved via arbitration in Denver, Colorado. On August 10, 2018, H2 filed a lawsuit in the state of California naming the Company, as well as, naming Earnest Blackmon, our Chairman of the Board and Chief Executive Officer, and John Walsh, our Treasurer and Principal Accounting Officer. The lawsuit asserts various claims, including rescission of any purported contract or joint venture and asks for $16,500,000 in damages. Our counsel and Management believe the suit is without merit, and we will vigorously defend against the lawsuit. We filed with the court a motion to compel arbitration and stay the litigation against Mr. Blackmon and Mr. Walsh. On December 20, 2018, the court granted our motion and ordered H2 to arbitrate its dispute with the Company in Denver, Colorado, and stayed the litigation against Mr. Blackmon and Mr. Walsh pending the arbitration. The Company and H2 are currently in discussions regarding resolution of the dispute either via arbitration or by agreement. Based upon the current status of this dispute, if the dispute ultimately goes to arbitration, it presently appears that an arbitration hearing would not occur until early 2020.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 30, 2018, the Company filed a complaint for patent infringement and a demand for jury trial against Pure Hemp Collective Inc. (“Pure Hemp”) in the United States District Court for the District of Colorado. The Company contends that Pure Hemp has willfully and directly infringed the Company’s 9730911 Patent and seeks damages from Pure Hemp, among other relief. On October 29, 2018, Pure Hemp filed its answer, defenses and counterclaims, in which Pure Hemp contends the 9730911 Patent is not infringed by Pure Hemp and is invalid and unenforceable. Pure Hemp has also asserted a counterclaim under the Sherman Act against the Company in which it alleges the lawsuit is objectively baseless and requests the court enter an order awarding it its costs and attorneys’ fees as well as treble damages. The Company believes the Sherman Act counterclaim has no merit, and it is impossible to quantify the amount of any alleged damages allegedly suffered by Pure Hemp, or what its costs and fees in this case will be. On April 17, 2019, the Court entered an Order denying in its entirety Pure Hemp’s Early Motion for Partial Summary Judgment.  In its motion, Pure Hemp had argued that the formulations claimed by the Company in the 9730911 Patent are non-patentable natural phenomena.  In its Order, the Court disagreed with Pure Hemp and held that the concentrations of cannabinoids and related chemicals covered by the Patent are not natural phenomena and are patentable. Thus, the case continues in the United States District Court for the District of Colorado.

NOTE 16 – STOCKHOLDERS’ EQUITY

Preferred Stock

On July 18, 2017, the Board of Directors adopted a resolution creating a series of Preferred Shares, no par value per share, designated as the Series A Preferred Shares. We subsequently issued 2,000 shares of our Series A Preferred Shares for $2,200 to our officers and directors. On March 20, 2019, we issued 2,000 additional shares of our Series A Preferred Shares to two officers and directors. Each preferred share is entitled to 15,000 votes on all matters submitted to the vote of our shareholders, is entitled to an annual dividend of $0.05 per share when, as, and if declared by our directors, and is convertible at any time, at the option of the holder of the preferred shares, into one share of our common stock. The Series A Preferred Shares do not have any intrinsic a value in that they have only have voting rights and not a value on a price per share basis.

Mr. Verzura returned his 500 shares of Series A Preferred Shares to the Company upon his resignation as a director and officer of the Company on March 21, 2019. We subsequently cancelled Mr. Verzura’s 500 shares of Series A Preferred Shares effective March 21, 2019.

Equity offerings

February 14, 2018, we sold 65,440 shares of our common stock to an accredited investor for $57,083. Such shares were valued at $76,798 based on the previous trading day’s closing price. The difference between the proceeds received of $57,083 and the value of our common stock of $76,798 was recorded as a loss on the issuance of common stock.

August 20 2018, we sold 27,359 shares of our common stock to an accredited investor for $10,000. Such shares were valued at $13,249 based on the previous trading day’s closing price. The difference between the proceeds received of $10,000 and the value of our common stock of $13,249 was recorded as a loss on the issuance of common stock.

August 31, 2018, we sold 100,000 shares of our common stock to an accredited investor for $51,500. Such shares were valued at $62,750 based on the previous trading day’s closing price. The difference between the proceeds received of $51,500 and the value of our common stock of $62,750 was recorded as a loss on the issuance of common stock.

March 11, 2019, we sold 52,288 shares of our common stock to an accredited investor for $20,000.

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

At various times throughout the year ended December 31, 2018, we issued 50,000 shares of our common stock valued at $36,156 for marketing services, and we recorded the value of the shares as share-based compensation and recorded this in marketing, advertising and new business development expenses in our consolidated statements of operations.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At various times throughout the year ended December 31, 2018, we issued 310,000 shares of our common stock valued at $223,996 for legal services, and we recorded the value of the shares as share-based compensation and in legal, accounting, consulting and public reporting in our consolidated statements of operations.

At various times throughout the year ended December 31, 2018, we issued 363,163 shares of our common stock valued at $297,400 as compensation to employees, and we recorded the value of the shares as share-based compensation, which we recorded in general and administrative expenses in our consolidated statements of operations.

On December 31, 2018, we issued 147,227 shares of common stock valued at $96,000, based on the applicable previous trading day’s closing price, as a component of employee compensation.  We recorded the $96,000 value of the common stock as share-based compensation expense and included this in general and administrative expenses in our consolidated statements of operations.

During the three months ended March 31, 2019, we issued 15,000 shares of our common stock valued at $6,580 for marketing services, and we recorded the value of the shares as share-based compensation and recorded this in marketing, advertising and new business development expenses in our consolidated statements of operations.

During the three months ended March 31, 2019, we issued 90,000 shares of our common stock valued at $38,430 for legal services, and we recorded the value of the shares as share-based compensation in Legal, accounting, consulting and public reporting in our consolidated statements of operations.

Warrants:

The following table summarizes our share warrants outstanding as of March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants outstanding, beginning of period	1,309,033	$0.21	$1,209,025	$0.21
Warrants issued to consultants	25,002	0.43	100,008	0.89
Cashless warrants issued upon conversion of Slainte note	—	—	—	—
Warrants exercised	—	—	—	—
Expired	—	—	—	—
Warrants outstanding, end of period	1,334,035	0.35	1,309,033	$0.27
Warrants exercisable, end of period	1,334,035	0.35	1,309,033	$0.27

The weighted-average remaining contractual life for warrants outstanding and exercisable at March 31, 2019 and December 31, 2018, is 2.94 years and 3.0 years, respectively; and the aggregate intrinsic value of warrants outstanding and exercisable at March 31, 2019 and December 31, 2018 is $0.

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

25,002 warrants issued during the three months ended March 31, 2019 were valued utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

Stock price	$0.16 - $2.18
Exercise price	$0.18
Risk free interest rate	1.01% - 1.37%
Expected term (years)	5
Expected volatility	322% - 504%
Expected dividends	0%

2014 Equity Incentive Plan

On November 20, 2014, our board of directors approved our 2014 Stock Incentive Plan (the “Plan”) and the Plan became effective on November 19, 2015. The Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success. Our board of directors currently administers the Plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the Plan should be interpreted, whether to amend or terminate the Plan and whether to delegate administration of the Plan to a committee. A maximum of 4,000,000 common shares are subject to the Plan. The Plan provides for the grant of stock options, stock awards, restricted stock units and stock appreciation rights. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The Plan will terminate on November 20, 2024, unless the administrator terminates the Plan earlier. As of March 31, 2109 and December 31, 2018, no common shares were available for issue under the Plan.

2017 Equity Incentive Plan

On May 31, 2017, our board of directors approved our 2017 Stock Incentive Plan (the “Plan”) and the Plan became effective on May 31, 2017. The Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success. Our board of directors currently administers the Plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the Plan should be interpreted, whether to amend or terminate the Plan and whether to delegate administration of the Plan to a committee. A maximum of 6,000,000 common shares are subject to the Plan. The Plan provides for the grant of stock options, stock awards, restricted stock units and stock appreciation rights. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The Plan will terminate on May 31, 2027, unless the administrator terminates the Plan earlier. As of March 31, 2019 and December 31, 2018, 900,342 common shares were available for issue under the Plan.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 Equity Incentive Plan

On January 31, 2018, our board of directors approved our 2018 Stock Incentive Plan (the “Plan”) and the Plan became effective on January 31, 2018. On June 21, 2018, our board of directors amended the Plan to increase the maximum number of our shares of common shares subject to the plan from 12,500,000 to 25,000,000. The Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success. Our board of directors currently administers the Plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the Plan should be interpreted, whether to amend or terminate the Plan and whether to delegate administration of the Plan to a committee. The Plan provides for the grant of stock options, stock awards, restricted stock units and stock appreciation rights. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The Plan will terminate on January 31, 2028, unless the administrator terminates the Plan earlier. As of March 31, 2019 and December 31, 2018, 3,941,040 common shares were available for issue under the Plan.

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

The following table summarizes our stock options outstanding as of March 31, 2019 and December 31, 2018, respectively:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding at December 31, 2017	6,637,500	8.9	$0.28
Issued	20,199,800	9.3	$0.57
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding at December 31, 2018	26,837,300	9.2	$0.43
Issued	10,000	5.0	0.43
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding at March 31, 2019	26,847,300	8.9	$0.42
Stock options exercisable at March 31, 2019	25,872,507	8.6	$0.42

The total price to exercise all outstanding stock options is $11,055,939. The weighted-average remaining contractual life for stock options outstanding and exercisable at March 31, 2019, is 8.9 years, and the aggregate intrinsic value of options outstanding and exercisable at March 31, 2019 is $0.

On July 25, 2018, we repriced the exercise price per share from $1.08 to $0.58 per share for the stock options to purchase 6,000,000 shares of our common stock that were granted on March 28, 2018 and repriced the exercise price per share from $0.705 to $0.58 per share for the stock options to purchase 14,195,000 of our common stock that were granted on June 29, 2018. No adjustment to shared-based compensation in the consolidated financial statements for the three months ended March 31, 2019 was necessary as a result of the repricing of the stock options. On August 17, 2018, we repriced the exercise price per share (i) from $0.70 to $0.43 for per share for stock options to purchase 600,000 shares of our common stock that were granted on January 1, 2015 (ii) from $0.56 to $0.43 for per share for stock options to purchase 2,900,000 shares of our common stock that were granted on January 12, 2016 (iii) from $0.92 to $0.43 for 57,500 per share for stock options to purchase 57,500 shares of our common stock that were granted on July 27, 2017 (iv) from $0.875 to $0.43 per share for stock options to purchase 1,000,000 shares of our common stock that were granted on December 8, 2017  (v) from $0.58 to $0.43 per share for stock options to purchase 6,000,000 shares of our common stock that were granted on March 28, 2018 and (vi) from $0.58 to $0.43 per share for stock options to purchase 14,195,000 of our common stock that were granted on June 29, 2018. No adjustment to shared-based compensation in the consolidated financial statements for the three months ended March 31, 2019 was necessary as a result of the repricing of the stock options.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SHARE-BASED COMPENSATION

Share-based Compensation

We recognize share-based compensation expense in cost of revenues, sales and marketing expenses, R&D expenses, general and administrative expenses, and other income and expenses, based on the fair value of common shares issued for services. In addition, we accrue share-based compensation expense for estimated share-based awards earned during the three months ended March 31, 2019 and 2018, under our 2017 Equity Incentive Plan and our 2018 Equity Incentive Plan. Share-based compensation expense for the three months ended March 31, 2019 and 2018 is, as follows:

	Three Months Ended March 31,
	2019	2018
Common stock issued for services	$45,010	$65,885
Common stock and warrants issued for advisory board fees	34,750	56,043
Common stock issued as compensation to employees	—	42,300
Stock options issued to officers and directors and employees	101,788	5,324,754
	$181,548	$5,488,982

NOTE 18 – SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

Percentage of Revenue:

	Three Months Ended March 31,
	2019	2018
Customer A	36%	98%
Customer B	16%	2%
Customer C	11%	—%

Percentage of Accounts Receivable:

	March 31, 2019	December 31, 2018
Customer A	—%	98%
Customer B	—%	2%
Customer C	—%	—%

The following tables show significant concentrations in our expenses and accounts payable for the periods indicated:

Percentage of Expenses:

	Three Months Ended March 31,
	2019	2018
Vendor A	21%	26%
Vendor B	6%	21%
Vendor C	5%	14%

Percentage of Accounts Payable:

	March 31, 2019	December 31, 2018
Vendor A	65%	25%
Vendor B	12%	22%
Vendor C	6%	7%

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Contractual Obligations and Commercial Commitments

Clinical Trial Funding Commitment

On August 3, 2018, the University of Florida received approval of an Investigational New Drug (“IND”) application from the Department of Health and Human Services’ Food and Drug Administration for a clinical investigation for breast cancer of our 95% owned subsidiary, Prana Therapeutics, Inc.’s licensed flagship product, Epidiferphane™ (EDP™). We have committed to spend approximately $300,000 during 2019 and 2020 to fund phase I and phase II clinical trials in connection with the IND approval.

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

Research Laboratory

Prana Therapeutics, Inc., our 95% owned subsidiary (“PTI”), utilizes laboratory facilities at the University of Florida School of Medicine for research purposes. PTI is negotiating a research agreement with University of Florida Trustees for 2019 and 2020 for the continued use of the laboratory facilities. Under the terms of the draft research agreement, PTI would pay UFT $700,000 in 2019 and $900,000 in 2020 in varying quarterly installments, beginning in June 2019.

NOTE 20 – SUBSEQUENT EVENTS

On April 15, 2019, the Note dated March 16, 2019 that we issued to an unaffiliated third party in the amount of $516,000, which we used for the purchase industrial hemp biomass, was increased to $1,000,000, including original issue discounts of $379,000. Additional net proceeds from the increase in the note in the amount of $234,000 were used to purchase industrial hemp biomass.

At a meeting of the shareholders of the Company on May 15, 2019, the authorized shares of common stock of the Company were increased from 100,000,000 shares to 200,000,000 shares.

In accordance with ASC 855-10 we have analyzed our operations subsequent to March 31, 2019 to the date these consolidated financial statements were issued, and have determined that, other than as disclosed above, we do not have any material subsequent events to disclose in these consolidated financial statements.

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

The Weldona extraction facility opened in April 2018, and during the 11 months that the Weldona extraction facility has been in operation, it has generated approximately $11,170,000 of revenues from the sale of the CBD finished goods produced at the facility.

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

Results of Operations

Material changes in line items in our Statement of Operations for the three months ended March 31, 2019, as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Revenues	I

The increase in revenues of $4,146,105 is substantially a result of the sales of our industrial hemp products that were put in place during the year ended December 31, 2018, while such sales were not in place during the three months ended March 31, 2018. Revenues for the three months ended March 31, 2018 are comprised for the most part of licensing fees to non-related third parties and to related parties and do not include any revenues from the sales of our industrial hemp products.

Gross profit, as a % of revenue	D

Decreased because the cost of revenues for the three months ended March 31, 2019 includes raw material costs and manufacturing costs for our industrial hemp products, while there were no industrial hemp products produced during the three months ended March 31, 2018.  Revenues and cost of revenues for the three months ended March 31, 2018 were substantially comprised of license fees to non-related third parties and to related parties that have minimal applicable cost of goods sold.

Operating expenses	D

Although greater amounts were spent on (i) Marketing, advertising and new business development, (ii) Legal, accounting, consulting and public reporting, and (iii) General and administrative expenses,  much less was spent on Share-based compensation, $5,488,982 of share-based compensation was incurred during the three months ended March 31, 2018, which included options granted to officers and directors that were fair valued at $5,324,754.  In comparison, Share-based compensation for the three months ended March 31, 2019 was $101,788. Research and development expenses decreased $84,530 from 2018 due to incurring no costs in developing our pilot extraction facility and program during the three months ended March 31, 2019.

Other Expense	D

Our other expense was $189,407 and $564,559 for the three months ended March 31, 2019 and 2018, respectively. The decrease in other expense is due to $556,061 from losses due to discounts experienced in the issuance of common stock during the three months ended March 31, 2018 as compared to no such discounts experienced in the issuance of common stock during this same period in 2019. Additionally, the decrease in other expense was offset by the fact that we incurred $121,567 of amortization of debt discount during the three months ended March 31, 2019 as compared to us not incurring any similar amortization of debt discount during the three months ended March 31, 2018.

The factors that will most significantly affect future operating results will be:

•

State by state regulatory changes with respect to marijuana in the United States; and

•

Rescheduling of marijuana by the federal government.

•

The opening of our industrial hemp extraction facility in Mead Colorado, as further discussed above under the caption “Industrial Hemp Extraction Program”.

Other than the foregoing we do not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on our revenues or expenses.

Capital Resources and Liquidity

Our material sources and (uses) of cash during the three months ended March 31, 2019 and 2018 were:

	2019	2018

Cash used in operations	$(129,514)	$(1,651,026)
Proceeds from notes payable	887,000	—
Payment of construction contracts	(827,428)	—
Acquisition of equipment for and improvements to cultivation facilities, laboratories and leasehold improvements	(122,030)	(463,414)
Purchase of intangible assets	(6,858)	(50,443)
Payments to and advances from officers and directors	(11,233)	80,196
Sale of common stock	20,000	57,083
Payments on installment loan	(6,480)	(13,910)

General

The future minimum payments required under the terms of our material contractual obligations are, as shown below.

	For the twelve Months Ending March 31,
	2020	2021	2022	2023	2024
Operating leases	$314,453	$279,191	$253,163	$113,821	$1
Research laboratory at the University of Florida School of Medicine	700,000	900,000	—	—	—
Clinical trials at the West Indies School of Medicine	51,182	—	—	—	—
	$1,065,635	$1,179,191	$253,163	$113,821	$1

Other than as disclosed above, we do not know of any:

•

trends, demands, commitments, events or uncertainties that will result in, or that are reasonable likely to result in, our liquidity increasing or decreasing in any material way; or

•

any significant changes in our expected sources and uses of cash.

During the next twelve months, we anticipate that we will incur approximately $7,200,000 of salaries and wages and general and administrative expenses, in order to execute our current business plan. We also expect to incur significant sales, marketing, research and development expenses during the next twelve months, and we expect to spend approximately (i) $7,000,000 on opening new extraction facilities, (ii) $500,000 on pursuing licensing and patent applications for products developed and licensed by our 95% owned subsidiary, Prana Therapeutics, Inc., and (iii) $1,500,000 on legal fees to enforce and defend our US Patent #9730911 in litigation that is currently pending, and to pursue other patent applications, and (iv) $750,000 on clinical research and clinical trials.

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the three months ended March 31, 2019, we incurred losses of $1,872,000, used cash of $129,514 in our operating activities, had a working capital deficit of $4,079,391 and had an accumulated deficit of $41,200,246 at March 31, 2019. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

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

There have been no recently issued guidance that would have a material impact on our consolidated financial statements.

ITEM 4.

CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective since we have a material weakness in these controls due to: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many start-up companies. We may not be able to fully remediate our material weaknesses until we increase our operations at which time, we would expect to hire more staff and consider increasing the number of directors on our board. We will continue to monitor and assess the costs and benefits of additional staffing. We have increased services and related staffing through our business and financial consulting contractor to remedy existing internal control and disclosure controls deficiencies.

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

UNITED CANNABIS CORPORATION

Date: May 16, 2019	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer
Date: May 16, 2019	By:	/s/ John Walsh
John Walsh
Principal Financial and Accounting Officer