Form 10-Q
period 2019-06-30
United Cannabis Corp
filed 2019-08-14
CIK 1436161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 14, 2019, the registrant had 85,032,976 shares of common stock outstanding.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,127,296	$664,570
Accounts receivable, net	8,387	171,747
Due from related parties	263,076	86,971
Inventory	1,733,262	2,552,118
Other current assets	941,980	34,932
Total current assets	4,074,001	3,510,338
Construction in process – extraction facilities	235,799	1,937,187
Cultivation facility, laboratory equipment, and office furniture and fixtures, net of accumulated amortization and depreciation of $718,550 and $433,148 at June 30, 2019 and December 31, 2018, respectively	4,167,055	2,119,745

Operating lease right-of-use asset	1,193,205	—
Granted patents, net of amortization of $13,353 and $9,795 at June 30, 2019 and December 31, 2018, respectively	128,964	132,522
Intangible assets	277,366	270,508
Other Assets	169,967	84,329
Goodwill	4,838,603	4,838,603
Total assets	$15,084,960	$12,893,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$757,872	$1,302,502
Construction contracts payable	—	888,686
Installment loans payable	44,840	57,799
Advance receipts and deferred revenue	271,340	23,750
Current portion of operating leases	408,416	—
Notes payable to officers and directors	1,150,468	1,155,436
Notes payable, net of a debt discount of $229,417 and $62,917 at June 30, 2019 and December 31, 2018, respectively	5,828,083	1,512,083
Arbitration reserve	650,000	650,000
Total current liabilities	9,111,019	5,590,256
Long term liabilities:
Operating leases	807,568	—
Total liabilities	9,918,587	5,590,256

COMMITMENTS AND CONTINGENCIES – Note 19

STOCKHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized; 3,000 and 2,000 Series A shares outstanding at June 30, 2019 and December 31, 2018, respectively	3,300	2,200
Common stock, 200,000,000 shares authorized; 85,032,976 and 77,466,979 outstanding at June 30, 2019 and December 31, 2018, respectively	49,783,035	46,939,646
Accumulated deficit	(44,266,169)	(39,374,397)
Total equity attributable to stockholders of the Company	5,520,166	7,567,449
Non-controlling interest (deficit)	(353,793)	(264,473)
Total stockholders’ equity	5,166,373	7,302,976
Total liabilities and stockholders' equity	$15,084,960	$12,893,232

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Product revenues	$3,780,959	$1,762,495	$8,074,440	$1,926,707
Licensing fees and consulting	11,264	57,288	66,014	102,288
Revenues, affiliate	169,240	42,039	233,390	99,103
Total revenues	3,961,463	1,861,822	8,373,844	2,128,098
Cost of revenues	(2,592,792)	(1,393,469)	(6,106,599)	(1,512,411)
Gross Profit	1,368,671	468,353	2,267,245	615,687
Operating expenses
Marketing, advertising and new business development	57,212	9,710	96,164	27,021
Research and development	181,543	241,547	333,691	478,225
Legal, accounting, consulting and public reporting	557,300	379,579	1,189,828	642,825
General and administrative	1,746,324	1,063,636	3,402,075	2,065,982
Share-based expense for stock options granted to officers, directors and employees	124,247	9,185,275	226,035	14,510,479
Total operating expenses	2,666,626	10,879,747	5,247,793	17,724,532
Loss from operations	(1,297,955)	(10,411,394)	(2,980,548)	(17,108,845)
Other income and costs and expenses
Loss on extinguishment of debt	(1,331,885)	—	(1,331,885)	—
Interest expense	(52,820)	(42,605)	(120,660)	(51,103)
Amortization of Debt discount	(426,433)	—	(548,000)	—
Loss on issuance of common stock	—	(372,540)	—	(928,601)
Loss before provision for taxes on income	(3,109,093)	(10,826,539)	(4,981,093)	(18,088,549)
Provision for taxes on income	—	—	—	—
Net Income (Loss)	(3,109,093)	(10,826,539)	(4,981,093)	(18,088,549)
Loss attributable to non-controlling interests	43,170	28,849	89,321	84,299
Net (Loss) attributable to common shareholders	$(3,065,923)	$(10,797,690)	$(4,891,772)	$(18,004,250)

Basic loss per common share	$(0.04)	$(0.17)	$(0.06)	$(0.28)
Basic and fully diluted weighted average number of shares outstanding	80,815,405	65,061,437	79,183,249	64,448,843

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Non-
	Preferred Stock		Common Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Deficit	Interests	Total
December 31, 2017	2,000	$2,200	62,862,066	$21,168,888	$(15,269,845)	$(50,153)	$5,869,090
Options and warrants issued to officers and directors	—	—	—	5,324,754	—	—	5,324,754
Shares issued - draws under our equity line of credit	—	—	1,285,762	1,917,176	—	—	1,917,176
Sale of common stock	—	—	65,440	76,798	—	—	76,798
Shares and warrants issued for advisory board services	—	—	30,400	56,043	—	—	56,043
Shares issued for professional services	—	—	60,000	65,885	—	—	65,885
Shares issued as compensation	—	—	32,994	42,300	—	—	42,300
Net Loss attributable to common shareholders	—	—	—	—	(7,206,560)	—	(7,206,560)
Non-Controlling Interests – Cannabinoid Research Development Limited	—	—	—	—	—	(43,097)	(43,097)
Non-Controlling Interest – Prana Therapeutics, Inc.	—	—	—	—	—	(12,353)	(12,353)
March 31, 2018	2,000	$2,200	64,336,662	$28,669,844	$(22,476,405)	$(105,603)	$6,090,036
Options issued to officers and directors	—	—	—	9,185,275	—	—	9,185,275
Shares issued - draws under our equity line of credit	—	—	1,622,232	1,572,818	—	—	1,572,818
Adjustment of the sale of common stock	—	—	—	(15,192)	—	—	(15,192)
)Shares and warrants issued for advisory board services	—	—	25,297	50,318	—	—	50,318
Shares issued for professional services	—	—	63,245	60,189	—	—	60,189
Shares issued as compensation	—	—	146,536	145,000	—	—	145000
Net Loss attributable to common shareholders	—	—	—	—	(10,797,690)	—	(10,797,690)
Non-Controlling Interests – Cannabinoid Research Development Limited	—	—	—	—	—	(23,896)	(23,896)
Non-Controlling Interest – Prana Therapeutics, Inc	—	—	—	—	—	(4,953)	(4,953)
June 30, 2018	2,000	$2,200	66,193,972	$39,668,252	$(33,274,095)	$(134,452)	$6,261,905

(Continued)

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

						Non-
	Preferred Stock		Common Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Deficit	Interest	Total
December 31, 2018	2,000	$2,200	77,466,979	$46,939,646	$(39,374,397)	$(264,473)	$7,302,976
Options issued to officers and directors	—	—	—	101,788	—	—	101,788
Cancellation of preferred stock	(500)	(550)	—	—	—	—	(550)
Issuance of preferred stock to directors	1,500	1,650	—	—	—	—	1,650
Sale of common stock	—	—	52,288	23,530	—	—	23,530
Shares and warrants issued for advisory board services	—	—	57,179	34,751	—	—	34,751
Shares issued for professional services	—	—	105,000	45,010	—	—	45,010
Net Loss attributable to common shareholders	—	—	—	—	(1,825,849)	—	(1,825,849)
Non-Controlling Interests – Cannabinoid Research Development Limited	—	—	—	—	—	(38,544)	(38,544)
Non-Controlling Interest – Prana Therapeutics, Inc.	—	—	—	—	—	(7,607)	(7,607)
March 31, 2019	3,000	$3,300	77,681,446	$47,144,725	$(41,200,246)	$(310,624)	$5,637,155
Options issued to officers and directors	—	—	—	124,247	—	—	124,247
Sale of common stock	—	—	1,200,000	320,471	—	—	320,471
Shares and warrants issued for advisory board services	—	—	62,650	34,751	—	—	34,751
Shares issued for professional services	—	—	75,000	29,928	—	—	29,928
Shares issued upon conversion of notes payable	—	—	6,013,880	2,128,913	—	—	2,128,913
Net Loss attributable to common shareholders	—	—	—	—	(3,065,923)	—	(3,065,923)
Non-Controlling Interests – Cannabinoid Research Development Limited	—	—	—	—	—	(35,023)	(35,023)
Non-Controlling Interest – Prana Therapeutics, Inc.	—	—	—	—	—	(8,146)	(8,146)
June 30,2019	3,000	$3,300	85,032,976	$49,783,035	$(44,266,169)	$(353,793)	$5,166,373

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,981,093)		$(18,088,549)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	548,000		16,819
Non-cash interest expense	58,722		—
Depreciation and amortization	288,960		156,098
Share-based compensation	370,475		14,914,372
Discount on issuance of shares of common stock	—		928,601
Loss on extinguishment of debt	1,331,885		—
Changes in operating assets and liabilities:
Accounts receivable	163,359		(41,877)
Due from related party	(176,105)		(59,170)
Inventory	818,856		(1,601,016)
Accounts payable and accrued expenses, net	(517,856)		(66,684)
Prepaid purchases of raw materials and other assets	(992,686)		(1,344)
Deferred revenue	—		(90,000)
Accrued wages payable to officers, directors and employees	—		102,458
Advance receipts	247,590		—
Payment for extension of note payable	(73,750)		—
Right of use assets	22,779		—
Net cash used in operating activities	(2,890,864)		(3,830,292)

Investing activities:
Payment of construction contracts	(888,686)		—
Purchase of equipment and improvements to cultivation and extraction facilities	(631,324)		(977,179)
Purchase of intangible assets	(6,858)		(89,050)
Net cash provided by (used in) investing activities	(1,526,868)		(1,066,229)

Financing activities:
Net proceeds from notes payable	6,273,500		3,426,108
Payments on notes payable	(1,720,215)		—
Proceeds from sale of common shares	344,000		57,083
Proceeds from proposed joint venture that was never formed	—		650,000
Proceeds (payments) from advances from officers and directors	(3,868)		501,241
Payments on installment loans	(12,959)		(28,775)
Net cash provided by (used in) financing activities	4,880,458		4,605,657

Net increase (decrease) in cash	462,726		(290,864)
Cash, beginning of period	664,570		825,645
Cash, end of period	$1,127,296		$534,781

Supplemental schedule of cash flow information:
Cash paid for interest	$—		$—
Cash paid for income taxes	$—		$—

Supplemental disclosure of non-cash investing and financing activities:
Establishment of operating lease right of use asset	$1.193,205		$—
Establishment of operating lease liability	$(1,215,984)		$—
Conversion of notes payable	$(1,050,000)	$

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

On July 14, 2017, we completed the acquisition of Prana Therapeutics, Inc. (“Prana”) in a one-for-one exchange of 5,730,000 shares of common stock of the Company for 5,730,000 of common stock of Prana. The purchase price had a fair market value of $5,070,500, based upon the closing price of $0.85 per share on the OTC QB exchange on July 14, 2017, including the cost to purchase 400,000 shares of Prana common stock for $200,000. Prana is a polymolecular botanical drug development company focused on developing targeted therapeutics for prevention of the negative side effects of chemotherapy, management of rheumatoid arthritis and treatment of brain cancer. Management elected to purchase Prana, because of the successful indication of the effectiveness of their Epidiferphane™ chemical formulation in the treatment of (i) the negative side effects of chemotherapy, (ii) inflammation and pain associated with arthritis and back-centric pain, and (iii) the potential shrinkage of brain tumors. Recently, we elected to focus a significant portion of our assets, human resources and financial capital on the manufacturing and selling of a variety of cannabidiol centric products derived from industrial hemp plants. We constructed a state-of-the-art extraction facility; and, hired and trained specialized extraction personnel and laboratory technicians that enable us to convert components of industrial hemp flower to finished CBD products. In order to help provide a consistent supply of industrial hemp flower for our extraction facility, we purchased farming equipment and leased hundreds of acres of farm land on which we are growing a crop of industrial hemp. It is our intent to grow at least one crop of industrial hemp plants per calendar year and to harvest a sufficient amount of industrial hemp flower from our crop to supply our extraction facility on a vertically integrated basis. As of June 30, 2019, we have expended approximately $2,800,000 on facilities, farm equipment and crop planting and cultivation, as a result of electing to vertically integrate the hemp centric portion of our business.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Government Regulation - Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. As of June 30, 2019, 30 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of California, Colorado, Washington, Nevada, Oregon, Alaska, Maine, Massachusetts, Vermont and the District of Columbia have approved ballot measures to legalize cannabis for adult recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana under what colloquially became known as the “Cole memo”. However, on January 4, 2018, Attorney General Jeffery Sessions rescinded the “Cole memo,” and issued a new memo in its place that reaffirms the Department of Justice’s stance of potentially prosecuting violators of federal marijuana laws. On April 13, 2018, President Trump pledged to support federalism-based legislation regarding marijuana and promised not to pursue federal prosecution despite the Attorney General’s actions. It appears that the current administration will not elect to vigorously enforce federal laws, but such future enforcement may cause significant financial damage to us.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at June 30, 2019, approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the six months ended June 30, 2019 and 2018.

Cash and Cash Equivalents – We consider investments with original maturities of 90 days or less to be cash equivalents.

Accounts Receivable, Net – Our accounts receivable consists primarily of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. We determine our allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition and credit history, and current economic conditions. We recorded no bad debt expense during the six months ended June 30, 2019 and 2018, and we have no allowance for doubtful accounts as of June 30, 2019 or December 31, 2018.

Inventory – The cost of our industrial hemp crop is stated at the lower of average cost or net realizable value based upon an average cost method, while industrial hemp biomass acquired from third parties is stated at the lower of cost or net realizable value using the last-in-first-out method. Included in inventory is our industrial hemp crop under cultivation on farm acreage leased by us. The cost of the industrial hemp crop under cultivation is determined based upon costs to purchase industrial hemp seed and industrial hemp cuttings, plus farm labor, fertilizer, water and power, and the cost to harvest and store the industrial hemp crop. The costs of planting, cultivating and harvesting our industrial hemp crop are capitalized to industrial hemp crop under cultivation, when incurred. The cost of farming equipment is amortized and depreciated to operating expense on a straight-line basis and is not capitalized as a component of industrial hemp crop. Upon completion of harvesting the industrial hemp crop, all incurred applicable costs are classified as raw materials. The cost of the raw materials inventory includes the cost of the industrial hemp crop plus the cost to purchase industrial hemp biomass from independent brokers and industrial hemp farmers. The cost of finished products includes the cost of raw materials plus costs for labor, processing costs, packaging and the allocated costs of our facilities infrastructure. The cost of finished products also includes the cost of purchasing manufactured products from independent processors. We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of revenues. There have been no such write-downs during the six months ended June 30, 2019 and 2018.

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

Operating Lease Right of Use Asset and Liability - We record operating leases on our consolidated balance sheets as operating lease right-of-use asset, with the related lease liability in accordance with ASC 842. We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $910,315 to operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our secured incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the tenor. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. The operating lease right-of-use asset and the related lease liability are stated on our consolidated balance sheet at June 30, 2019 in the amounts of $1,193,205 and $1,215,984, respectively.  These amounts reflect the present value of the remaining minimum lease payments of $908,447 recorded upon adoption of ASC 842 at January 1, 2019 for existing leases, plus the assets and liabilities attributable to leases entered into during year to date. Specifically, new leases were undertaken adding $420,247 to the operating lease right-of-use asset and the related lease liability balances, bringing the recorded adoption amounts to $1,328,694. Rent expense recognition and contractually-obligated cash outlay amounts reduced the asset and liability by $135,489, and $112,710, respectively.

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

We have not recorded any impairment charges related to long-lived assets as of June 30, 2019 or December 31, 2018.

Goodwill – Our goodwill, which consists of our interest in a ninety-five percent owned subsidiary, Prana Therapeutics, Inc. (“PTI”) and a fifty percent owned subsidiary, Cannabinoid Research Development Company Limited (“CRD”), is not amortized, but is evaluated for impairment annually, or when indicators of a potential impairment are present. The annual evaluation for impairment of goodwill is based on valuation models that incorporate assumptions and internal projections of expected future cash ﬂows and operating plans. We believe such assumptions are also comparable to those that would be used by other marketplace participants. Our total goodwill of $4,838,603 consists of $4,731,729 for PTI and $106,874 for CRD at June 30, 2019 and December 31, 2018.

Advance Receipts and Deferred Revenue – Cash received in advance a sale or products or sevices have not yet been delivered or are subject to refund until such time that we and our customer jointly determine that the product or service has been delivered or no refund will be required are recorded as either advance receipts or deferred revenue. Advance receipts and deferred revenues are recognized as revenue at such time that we and our customer jointly determine that the product or service has been delivered and that no refund will be required.

Revenue Recognition – We recognize revenue in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires that five basic steps be followed to recognize revenue: (1) a legally enforceable contract that meets criterial standards as to composition and substance is identified; (2) performance obligations relating to provision of products or services to the customer are identified; (3) the transaction price, with consideration given to any variable, noncash, or other relevant consideration, is determined; (4) the transaction price is allocated to the performance obligations; and (5) revenue is recognized when an order has been obtained, the price is fixed and determinable, control of products or services is transferred to the customer with consideration given, whether that control happens over time or not, delivery has occurred and collectability is reasonably assured. Determination of criteria (3) and (4) are based on our management's judgments regarding the fixed nature of the selling prices of the products and services delivered and the collectability of those amounts.

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

Share-Based Compensation – We periodically issue shares of our common stock to non-employees in non-capital raising transactions for fees and services. We account for shares issued to non-employees in accordance with ASC 718-10-30-3, whereas the cost of goods obtained or services received in exchange for awards of share-based compensation generally shall be measured on the grant-date fair value of the equity instruments issued or on the fair value of the liabilities incurred.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no impact on our income taxes for the six months ended June 30, 2019 or 2018, respectively.

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

	Six Months Ended June 30,
	2019	2018
Warrants to purchase common stock	1,359,037	1,209,025
Stock options	26,847,300	6,637,500
	28,206,337	7,846,525

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income. During the six months ended June 30, 2019 and 2018, we did not have any gains or losses resulting from activities or transactions that resulted in other comprehensive income or loss.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the six months ended June 30, 2019, we incurred losses of $4,981,093, used cash of $2,890,864 in our operating activities, had a working capital deficit of $5,037,018 and had an accumulated deficit of $44,266,169 at June 30, 2019. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 4 – DUE FROM RELATED PARTIES

Under the terms of a sales agreement with NutriMed, LLC and a licensing agreement with Advesa, Inc., we completed sales to related parties in the aggregate amount of $223,390 and $14,861 for the six months ended June 30, 2019 and 2018, respectively. None of the sales to related parties for the six months ended June 30, 2019 were from royalties.

Amounts due (to) from related parties include the following:

	June 30, 2019	December 31, 2018
Advesa, Inc.	$(17,735)	$42,349
NutriMed, LLC	280,811	44,622
	$263,076	$86,971

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

Extraction Facility – Mead, Colorado

Effective August 15, 2018, we entered into a triple net lease of approximately 14,300 square feet of industrial space in located in Mead, Colorado that, upon completion tenant modification and installation of extraction equipment, we will use the facility as our main extraction facility in Colorado. The initial term of the lease expires on August 31, 2019, with an annual option to renew the lease for an additional three-year period, on an annual basis. We have made a $75,000 security deposit with the landlord in connection with the lease. The monthly lease amount for the initial lease period is $12,596 per month and will increase annually by 3.0% or accordance with a consumer price index calculation, whichever is greater.

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

Production Lab – Golden Colorado

On April 23, 2019, we entered into a triple net lease of approximately 3,098 square feet of commercial space located in Golden, Colorado that we use as a production facility. The term of the lease expires on April 30, 2022, with no option to renew. The basic rent is $2,788, 2,870 and $2,959 per month through April 30, 2020, 2021 and 2020, respectively, plus we are responsible for all utilities

Extraction and Cultivation Facility - Jamaica

Our fifty percent (50%) owned subsidiary Cannabinoid Research Development Company Limited (“CRD”) leases approximately 28 acres of land upon which their cultivation and extraction facility is located near Kingston, Jamaica. The land is leased for $1 per year from the father of one of the directors and members of CRD.

Future minimum payments for these leases are:

For the twelve Months Ending June 30,
2020	2021	2022	2023	2024
$470,302	$416,906	$393,951	$50,028	$1

NOTE 6 – INVENTORY

At June 30, 2019 and December 31, 2018, our inventory was, as follows:

	June 30, 2019	December 31, 2018
Raw materials	$764,145	$1,813,880
Work-in-process	880,942	666,845
Finished products	88,175	71,393
	$1,733,262	$2,552,118

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation and amortization, at June 30, 2019 and December 31, 2018 is, as follows:

	June 30, 2019	December 31, 2018
Cost of construction in process - extraction facility
Tennessee extraction facility
Equipment	$50,100	$—
Mead, Colorado extraction facility
Equipment and leasehold improvements	$—	$1,743,223
Jamaica cultivation and extraction facility:
Leasehold improvements - laboratory	75,000	75,000
Leasehold improvements - cultivation	110,699	118,964
	$235,799	$1,937,187

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2019	December 31, 2018
Extraction facility, laboratory equipment, and office furniture and fixtures
Mead, Colorado extraction facility
Equipment and machinery	$2,400,465	$1,269,734
Furniture and fixtures	77,428	64,955
Leasehold improvements	1,302,979	237,581
Transportation equipment	74,799	60,228
Farm Equipment	531,245	531,245
Golden, Colorado administrative offices:
Furniture and fixtures	49,282	49,282
Transportation equipment	310,243	200,704
Golden, Colorado industrial hemp laboratory - equipment	39,944	39,944
Remote laboratory equipment	99,220	99,220
	4,885,605	2,552,893
Accumulated amortization and depreciation	(718,550)	(433,148)
	$4,167,055	$2,119,745

The amount of depreciation and amortization expense for the six months ended June 30, 2019 and 2018 is $285,402 and $152,428, respectively. The amount of depreciation and amortization expense for the three months ended June 30, 2019 and 2018 is $143,167 and $52,055, respectively.

NOTE 8 – GRANTED PATENT

On August 15, 2017, the United States Patent and Trademark Office issued to the Company US Patent #9730911 (the “Patent”) granting exclusive rights to its proprietary formulations based on compounds extracted from cannabis plant materials; more specifically the composition of matter pertaining to the use of phytocannabinoids, cannabinoids, and specific terpene profiles in liquid form. This composition of matter Patent provides protection for our proprietary formulations. The Patent protects the use of suspending both phytocannabinoids and cannabinoids with specific combinations of cannabis derived terpenes in liquid forms with an array of delivery methods including capsule, sublingual, topical, oral, suppository, and vaporization. Cannabinoids referenced in the application include ratios of tetrahydrocannabinolic acid (THCa), cannabidiolic acid (CBDa), tetrahydrocannabinol (THC), cannabinol (CBN), cannabidiol (CBD), cannabichromenic acid (CBCa), and cannabichromene (CBC). At August 15, 2017, we classified the costs associated with research, legal fees, application costs incurred in the process of being granted the Patent on our consolidated balance sheet in the amount of $142,317, and we began amortizing such cost of the Patent on a straight-line basis over a 15-year period. Amortization expense of the Patent is $3,558 for the six months ended June 30, 2019 and 2018, respectively, and accumulated amortization is $13,353 and $9,795 at June 30, 2019 and December 31, 2018, respectively.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Our accounts payable and accrued expenses consists of:

	June 30, 2019	December 31, 2018
Trade accounts payable	$632,706	$1,163,399
Accrued wages and related expenses	99,598	126,345
Accrued interest expense	25,568	2,572
Other accrued expenses	—	10,186
Total accrued expenses	$757,872	$1,302,502

NOTE 11 – INSTALLMENT LOANS PAYABLE

	June 30, 2019	December 31, 2018
Installment Loans Payable	$44,840	$57,799

Installment loans payable consist of a 36-month installment loan for the purchase equipment used for Company purposes. The outstanding balance on the 36-month installment loan was $44,840 and $57,799 at June 30, 2019 and December 31, 2018, respectively. The terms of the 36-month installment loan specify monthly payments of $2,160, however, we intend to make payments of $6,500 per month in order to pay the loan off within a one-year period. As a result of our intentions to pay off the loan within one year, the entire balance of the 36-month installment loan has been classified as a current liability.

NOTE 12 – ADVANCE RECEIPTS AND DEFERRED REVENUE

Our advance receipts and deferred revenue consists of:

	June 30, 2019	December 31, 2018
Deferred revenue – WeedMD	$—	$23,750
Advance receipts – Sale of Finished Products	271,340	—
	$271,340	$23,750

On June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three-year estimate of the service period involved. We delivered the consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four-year period January 1, 2015 through December 31, 2018. Accordingly, we recognized $15,000 of deferred revenue per month during that period. We recognized $0 and $45,000 of revenue applicable to this arrangement in the six months ended June 30, 2019 and 2018, respectively.

Payments received in advance of the delivery of finished products purchased by customers are recognized as advanced receipts. As of June 30, 2019 and December 31, 2018, we had $271,340 and $0.00, respectively, a of payments received from customers prior to the delivery of the respective finished products. Delivery of the finished products was completed in early July 2019.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – NOTES PAYABLE

On February 11, 2019 and June 7, 2019, we issued notes to an unaffiliated third party (“Holder”), in the amount of $1,575,000 and $10,000,000, respectively (“the Notes”). The terms of the Notes allow us to draw down on the Notes in tranches, upon our election. The proceeds of the Notes were used to purchase equipment and for general working capital purposes. The debt discount on the Notes are amortized on a straight-line basis from the issue date, which approximates the effective interest rate method, over the term of the note, and this amortization is included in interest expense in our consolidated statements of operations. The Company may pay the Notes at any time prior to the maturity date, with the Holder’s consent. Until the 60th day after the date of each funding, the Company may pay the principal of the Notes, plus a premium of 10%, in addition to outstanding interest, without the Holder’s consent. From the 61st day after the date of each funding to the 120th date after the date of each funding, the Company may pay the principal of the Notes, plus a premium of 20%, in addition to outstanding interest, without the Holder’s consent. From the 121st day after the date of each funding to the 180th day after the date of each funding, the Company may pay the principal of the Notes, plus a premium of 30%, in addition to outstanding interest, without the Holder’s consent. After the Maturity Date, the Notes may only be paid with the Holder’s consent.

The Holder is entitled, at its option, at any time, after the maturity date of each funding to convert all or any part of the unpaid principal into shares of the Company’s common stock at a price per share equal to 70% of the average of the two lowest trading prices of the Company’s common stock during the 15 consecutive trading days ending on the latest complete trading day prior to the conversion date.

On May 6, 2019, we issued a note to an unaffiliated third party in the amount of $808,500. The proceeds of the Notes were used to purchase industrial hemp biomass. The debt discount on the note is amortized on a straight-line basis from the issue date, which approximates the effective interest rate method, over the 56-day term of the note, and this amortization is included in interest expense in our consolidated statements of operations. The noteholder is entitled, at its option, at any time, after the maturity date of the note to convert all or any part of the unpaid principal into shares of the Company’s common stock at a price per share equal to 70% of the average of the two lowest trading prices of the Company’s common stock during the 15 consecutive trading days ending on the latest complete trading day prior to the conversion date.

On May 31, 2019, we issued a note to an unaffiliated third party in the amount of $399,000. The proceeds of the Notes were used to purchase industrial hemp biomass. The debt discount on the note is amortized on a straight-line basis from the issue date, which approximates the effective interest rate method, over the 56-day term of the note, and this amortization is included in interest expense in our consolidated statements of operations. The noteholder is entitled, at its option, at any time, after the maturity date of the note to convert all or any part of the unpaid principal into shares of the Company’s common stock at a price per share equal to 70% of the average of the two lowest trading prices of the Company’s common stock during the 15 consecutive trading days ending on the latest complete trading day prior to the conversion date.

The following table summarizes our notes outstanding as of June 30, 2019 and December 31, 2018:

Issue Date	Security	Maturity Date	Interest Rate	Draws Under the Note	June 30, 2019	December 31, 2018
Note Dated November 7, 2018:
11/05/2018	Unsecured	5/04/2019	5%	First Tranche	$—	$525,000
12/05/2018	Unsecured	6/03/2019	5%	Second Tranche	—	525,000
12/26/2018	Unsecured	6/24/2019	5%	Third Tranche	—	525,000
Note Dated February 11, 2019:
2/11/2019	Unsecured	8/10/2019	5%	First Tranche	525,000	—
4/08/2019	Unsecured	10/06/2019	5%	Second Tranche	650,000	—
Note Dated June 7, 2019:
6/07/19	Unsecured	12/04/19	5%	First Trance	2,625,000	—
6/21/19	Unsecured	12/18/19	5%	Second Tranche	1,050,000	—
Note Dated March 13, 2019:
5/06/2019	Unsecured	7/01/19	—	—	808,500	—
Note Dated May 31, 2019:
5/31/19	Unsecured	7/31/19	—	—	399,000	—
				Less unamortized discount	(229,417)	(62,917)
					$5,828,083	$1,512,083

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2019 and 2018, we recognized $548,000 and $16,819 of amortization of debt discounts, respectively. Additionally, we recognized $132,223 and $0.0 of interest expense on notes payable during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, $25,568 and $2,572, respectively, of this interest is carried as accrued expenses on our consolidated balance sheets.

On June 3, 2019, we converted the second tranche of the note dated November 7, 2018 in amount of $525,000, and on June 19, 2019 we converted the third tranche of the note dated November 7, 2018 in amount of $525,000. In connection with the conversion of these tranches, we issued approximately 6,013,880 shares of our common stock to the Holder, and we recognized losses on the conversions in the total amount $972,964.

On July 1, 2019, we paid off the note payable dated May 6, 2019 in the amount of $808,500.

On July 31, 2019, we extended the note dated May 31, 2019 for an additional 90 days by agreeing to increase the discount on the note payable from $99,000 to $198,750.

On August 10, 2019, we paid off the first tranche of the note dated February 11, 2019 by paying the Holder $682,500.

NOTE 14 – NOTES PAYABLE TO OFFICERS AND DIRECTORS

Notes payable to officers and directors are due on demand and consisted of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Note payable to Earnie Blackmon, an officer and director	$813,267	$840,807
Note payable to Tony Verzura, a former officer and former director	174,482	160,247
Note payable to Chad Ruby, an office and director	162,719	154,382
	$1,150,468	$1,155,436

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

On July 1, 2018, we elected to convert all accrued and unpaid wages owed to Messrs. Blackmon, Verzura, and Ruby in the aggregate amount of $310,408 as notes payable to them. Thus, $310,408 is classified as Notes payable to officers and directors on the consolidated balance sheet of the Company at June 30, 2019 and December 31, 2018. Interest on the notes is at a rate of 15% for the principal amount due Mr. Blackmon, and at a rate of 12.5% for on the principal amount owed Messrs. Verzura and Ruby.

During the six months ended June 30, 2019 and 2018, we recognized $69,045 and $25,953, respectively, of interest expense on notes payable to officers and directors. As of June 30, 2019 and December 31, 2018, $178,271 and $109,266, respectively, of accrued interest payable applicable to the notes is included in Notes payable to officers and directors on our consolidated balance sheets.

Effective March 21, 2019, Tony Verzura resigned as an officer and director of the Company.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – ARBITRATION AND LITIGATION RESERVE

On May 8, 2018, H2, LLC (“H2”) and the Company executed a letter of intent formalizing their intent to enter into a joint venture. The parties subsequently made monetary advances in anticipation of formalizing the joint venture through a definitive agreement. However, the joint venture was never formalized, and the letter of intent was terminated pursuant to its terms. Under the terms of the provisions in the letter of intent that survived its termination, the Company has the option to either provide H2 with 25% of the industrial hemp seeds purchased with $650,000 advanced by H2, or to refund the $650,000 advanced by H2. Pursuant to another provision in the letter of intent that survived termination, disputes are to be resolved via arbitration in Denver, Colorado. On August 10, 2018, H2 filed a lawsuit in the state of California naming the Company, as well as, naming Earnest Blackmon, our Chairman of the Board and Chief Executive Officer, and John Walsh, our Treasurer and Principal Accounting Officer. The lawsuit asserts various claims, including rescission of any purported contract or joint venture and asks for $16,500,000 in damages. Our counsel and Management believe the suit is without merit, and we will vigorously defend against the lawsuit. We filed with the court a motion to compel arbitration and stay the litigation against Mr. Blackmon and Mr. Walsh. On December 20, 2018, the court granted our motion and ordered H2 to arbitrate its dispute with the Company in Denver, Colorado, and stayed the litigation against Mr. Blackmon and Mr. Walsh pending the arbitration. The Company and H2 are currently in discussions regarding resolution of the dispute either via arbitration or by agreement. An arbitration hearing has been set to occur in March 2020.

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

Authorized Common Shares

At a meeting of the shareholders of the Company on May 15, 2019, the authorized shares of common stock of the Company were increased from 100,000,000 shares to 200,000,000 shares.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

May 8, 2019, we sold 500,000 shares of our common stock to an accredited investor for $135,000.

May 14, 2019, we sold 600,000 shares of our common stock to accredited investors for $162,000.

June 11, 2019, we sold 100,000 shares of our common stock to an accredited investor for $27,000.

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

During the six months ended June 30, 2019, we issued 30,000 shares of our common stock valued at $12,169 for marketing services, and we recorded the value of the shares as share-based compensation and recorded this in marketing, advertising and new business development expenses in our consolidated statements of operations.

During the six months ended June 30, 2019, we issued 60,000 shares of our common stock valued at $24,339 for research and development consulting services, and we recorded the value of the shares as share-based compensation and recorded this in Research and development expenses in our consolidated statements of operations.

During the six months ended June 30, 2019, we issued 90,000 shares of our common stock valued at $38,430 for legal services, and we recorded the value of the shares as share-based compensation in Legal, accounting, consulting and public reporting in our consolidated statements of operations.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants:

The following table summarizes our share warrants outstanding as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants outstanding, beginning of period	1,309,033	$0.21	$1,209,025	$0.21
Warrants issued to consultants	50,004	0.43	100,008	0.89
Warrants exercised	—	—	—	—
Expired	—	—	—	—
Warrants outstanding, end of period	1,359,037	0.35	1,309,033	$0.27
Warrants exercisable, end of period	1,359,037	0.35	1,309,033	$0.27

The weighted-average remaining contractual life for warrants outstanding and exercisable at June 30, 2019 and December 31, 2018, is 2.79 years and 3.0 years, respectively; and the aggregate intrinsic value of warrants outstanding and exercisable at June 30, 2019 and December 31, 2018 is $0.

132,669 warrants issued during the year ended December 31, 2017 were valued utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

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

50,004 warrants issued during the six months ended June 30, 2019 were valued utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

Stock price	$0.34 - $0.45
Exercise price	$0.43
Risk free interest rate	1.76% - 2.52%
Expected term (years)	5
Expected volatility	140% - 185%
Expected dividends	0%

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2014 Equity Incentive Plan

On November 20, 2014, our board of directors approved our 2014 Stock Incentive Plan (the “Plan”) and the Plan became effective on November 19, 2015. The Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success. Our board of directors currently administers the Plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the Plan should be interpreted, whether to amend or terminate the Plan and whether to delegate administration of the Plan to a committee. A maximum of 4,000,000 common shares are subject to the Plan. The Plan provides for the grant of stock options, stock awards, restricted stock units and stock appreciation rights. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The Plan will terminate on November 20, 2024, unless the administrator terminates the Plan earlier. As of June 30, 2019 and December 31, 2018, no common shares were available for issue under the Plan.

2017 Equity Incentive Plan

On May 31, 2017, our board of directors approved our 2017 Stock Incentive Plan (the “Plan”) and the Plan became effective on May 31, 2017. The Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success. Our board of directors currently administers the Plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the Plan should be interpreted, whether to amend or terminate the Plan and whether to delegate administration of the Plan to a committee. A maximum of 6,000,000 common shares are subject to the Plan. The Plan provides for the grant of stock options, stock awards, restricted stock units and stock appreciation rights. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The Plan will terminate on May 31, 2027, unless the administrator terminates the Plan earlier. As of June 30, 2019 and December 31, 2018, 900,342 common shares were available for issue under the Plan.

2018 Equity Incentive Plan

On January 31, 2018, our board of directors approved our 2018 Stock Incentive Plan (the “Plan”) and the Plan became effective on January 31, 2018. On June 21, 2018, our board of directors amended the Plan to increase the maximum number of our shares of common shares subject to the plan from 12,500,000 to 25,000,000. The Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success. Our board of directors currently administers the Plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the Plan should be interpreted, whether to amend or terminate the Plan and whether to delegate administration of the Plan to a committee. The Plan provides for the grant of stock options, stock awards, restricted stock units and stock appreciation rights. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The Plan will terminate on January 31, 2028, unless the administrator terminates the Plan earlier. As of June 30, 2019 and December 31, 2018, 3,941,040 common shares were available for issue under the Plan.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes our stock options outstanding as of June 30, 2019 and December 31, 2018, respectively:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding at December 31, 2017	6,637,500	8.9	$0.28
Issued	20,199,800	9.3	$0.57
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding at December 31, 2018	26,837,300	9.2	$0.43
Issued	10,000	5.0	0.43
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding at June 30, 2019	26,847,300	8.6	$0.42
Stock options exercisable at June 30, 2019	25,722,507	8.3	$0.42

The total price to exercise all outstanding stock options is $11,055,939. The weighted-average remaining contractual life for stock options outstanding and exercisable at June 30, 2019, is 8.3 years, and the aggregate intrinsic value of options outstanding and exercisable at June 30, 2019 is $0.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 25, 2018, we repriced the exercise price per share from $1.08 to $0.58 per share for the stock options to purchase 6,000,000 shares of our common stock that were granted on March 28, 2018 and repriced the exercise price per share from $0.705 to $0.58 per share for the stock options to purchase 14,195,000 of our common stock that were granted on June 29, 2018. No adjustment to shared-based compensation in the consolidated financial statements for the six months ended June 30, 2019 was necessary as a result of the repricing of the stock options. On August 17, 2018, we repriced the exercise price per share (i) from $0.70 to $0.43 for per share for stock options to purchase 600,000 shares of our common stock that were granted on January 1, 2015 (ii) from $0.56 to $0.43 for per share for stock options to purchase 2,900,000 shares of our common stock that were granted on January 12, 2016 (iii) from $0.92 to $0.43 for 57,500 per share for stock options to purchase 57,500 shares of our common stock that were granted on July 27, 2017 (iv) from $0.875 to $0.43 per share for stock options to purchase 1,000,000 shares of our common stock that were granted on December 8, 2017 (v) from $0.58 to $0.43 per share for stock options to purchase 6,000,000 shares of our common stock that were granted on March 28, 2018 and (vi) from $0.58 to $0.43 per share for stock options to purchase 14,195,000 of our common stock that were granted on June 29, 2018. No adjustment to shared-based compensation in the consolidated financial statements for the six months ended June 30, 2019 was necessary as a result of the repricing of the stock options.

NOTE 17 – SHARE-BASED COMPENSATION

Share-based Compensation

We recognize share-based compensation expense in cost of revenues, sales and marketing expenses, R&D expenses, general and administrative expenses, and other income and expenses, based on the fair value of common shares issued for services. In addition, we accrue share-based compensation expense for estimated share-based awards earned during the six months ended June 30, 2019 and 2018, under our 2017 Equity Incentive Plan and our 2018 Equity Incentive Plan. Share-based compensation expense for the three and six months ended June 30, 2019 and 2018 is, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options granted to officers, directors and employees	$124,247	$9,185,275	$226,035	$14,510,479
Warrants and common stock issued for advisory board fees	34,752	43,276	69,502	99,319
Common stock issued for services	29,928	51,389	74,938	126,074
Common stock issued as compensation to employees	—	145,000	—	178,500
	$188,927	$9,424,940	$370,475	$14,914,372

NOTE 18 – SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

Percentage of Revenue:

	Six Months Ended June 30,
	2019	2018
Customer A	27%	98%
Customer B	13%	2%
Customer C	9%	—%

Percentage of Accounts Receivable:

	June 30, 2019	December 31, 2018
Customer A	59%	98%
Customer B	41%	2%
Customer C	—%	—%

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show significant concentrations in our expenses and accounts payable for the periods indicated:

Percentage of Expenses:

	Six Months Ended June 30,
	2019	2018
Vendor A	20%	26%
Vendor B	7%	21%
Vendor C	5%	14%

Percentage of Accounts Payable:

	June 30, 2019	December 31, 2018
Vendor A	65%	25%
Vendor B	8%	22%
Vendor C	6%	7%

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

NOTE 20 – SUBSEQUENT EVENTS

On July 7, 2019 and July 19, 2019, we received additional draw downs in the amounts of $1,000,000 and $500,000, respectively, under the terms of the $10,000,000 note payable dated June 7, 2019. The proceeds of the loan were used to purchase raw materials.

On August 8, 2019, we received $1,000,000 of net proceeds from a short-term loan in the amount of $1,300,000. The proceeds of the loan were used to purchase raw materials.

On August 12, we received $625,000 of net proceeds from a short-term loan in the amount of $781,250. The proceeds of the loan were used to purchase raw materials.

On August 12, we received $100,000 of net proceeds from a short-term loan in the amount of $125,000. The proceeds of the loan were used to purchase raw materials

In accordance with ASC 855-10 we have analyzed our operations subsequent to June 30, 2019 to the date these consolidated financial statements were issued, and have determined that, other than as disclosed above, we do not have any material subsequent events to disclose in these consolidated financial statements.

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

The Weldona extraction facility opened in April 2018, and during the 13 months that the Weldona extraction facility was in operation, it generated approximately $12,500,000 of revenues from the sale of the CBD finished products produced at the facility.

Based upon the positive financial results of the Weldona extraction facility and the passage of the 2018 Farm Bill, which legalized the cultivation, sale and distribution of products derived from the hemp plant, we decided in late 2018 to greatly expand our industrial hemp extraction program in order to capitalize on the growing world-wide demand that we see for CBD extracted products. Our first step in this expansion program was the construction of our new industrial hemp extraction facility in Mead, Colorado. The Mead extraction facility was completed in late June 2019 and has a production capacity fifteen (15) times greater than our Weldona extraction facility. Production at the Weldona extraction facility was closed down at the end of July 2019.

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

Prana Bio Nutrient Medicinal Products

One of our primary goals is to advance the use of phytocannabinoids therapeutics in medicine through research, product development and education. We are dedicated to improving the lives of patients. We provide the intellectual property, patented technology, trusted brands, clinical data, technical training, sales tools and methodologies necessary to assist our clients’ businesses for success. Our ACT Now Program utilizes our patented Prana Bio Nutrient Medicinals with a HIPPAA compliant electronic health record (“EHR”) software that enables us to create comprehensive sequencing charts specific to our patients’ medical aliments. The ACT Now EHR software allows for global monitoring, patient management, and effective cannabinoid therapy protocols.

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

Results of Operations

Material changes in line items in our Statement of Operations for the six months ended June 30, 2019, as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Revenues	I

Total revenues for the six months ended June 30, 2019 increased $6,245,746 over the same period last year. The increase is substantially due to the fact that we sold $6,147,733 more of our industrial hemp products then we did in the same period for the prior year.

Gross profit, as a % of revenue	D

The cost of goods sold for the six months ended June 30, 2019 includes raw material costs and manufacturing costs incurred during the startup period for our Mead extraction facility. Because the Mead extraction facility was not consistently operating during the startup period, raw material costs and manufacturing costs were greater proportionally than for the same period last year.

Operating expenses	D

Decreased substantially due to the fact the fair market value of stock options issued to officers, directors and employees was $226,035 for the six months ended June 30, 2019 as compared to $14,510,479 for the same period in the prior year

Other Expense	I

Our other expense was $2,000,545 and $979,704 for the six months ended June 30, 2019 and 2018, respectively. The increase in other expenses is due to an increase of $1,331,885 in losses from the extinguishment of debt and an increase of $ 570,945 in the amount of amortization of debt discount for the six months ended June 30, 2019 as compared to the same period for the prior year. Additionally, the increase in other expense was offset by the fact that we incurred $928,601 of losses on the issuance of common stock during the six months ended June 30, 2018, while we incurred no such losses during the six months ended June 30, 2019.

Material changes in line items in our Statement of Operations for the three months ended June 30, 2019, as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Revenues	I

Total revenues for the three months ended June 30, 2019 increased $2,099,641 over the same period last year. The increase is substantially due to the fact that we sold $2,018,464 more of our industrial hemp products then we did in the same period for the prior year.

Gross profit, as a % of revenue	I

Revenues for the three months ended June 30, 2019 were $2,099,641 greater than for the three months ended June 30, 2018, while the cost of raw materials and manufacturing increased $1,199,323 over the same period. This resulted in an increase of our gross profit for the three months ended June 30, 2019 over the same period in the prior year because the cost of raw materials decreased in the current period as compared to the prior period.

Operating expenses	D

Decreased substantially due to the fact the fair market value of stock options issued to officers, directors and employees was $124,247 for the three months ended June 30, 2019 as compared to $9,185,275 for the same period in the prior year

Non-Operating expenses	I

Our other expenses were $1,811,138 and $415,145 for the three months ended June 30, 2019 and 2018, respectively. The increase in other expense is due to an increase of $1,331,885 in losses from the extinguishment of debt for the three months ended June 30, 2019 as compared to the same period for the prior year.

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

Capital Resources and Liquidity

Our material sources and (uses) of cash during the six months ended June 30, 2019 and 2018 were:

	2019	2018

Cash used in operations	$(2,890,864)	$(3,830,292)
Proceeds from notes payable	6,273,500	3,426,108
Payment of notes payable	(1,720,215)	—
Payment of construction contracts	(888,686)	—
Proceeds from proposed joint venture that was never formed	—	650,000
Acquisition of equipment and improvements for to extraction facilities, laboratories and leasehold improvements	(631,324)	(977,179)
Sale of common stock	334,000	57,083
Purchase of intangible assets	(6,858)	(89,050)
Proceeds (payments)from advances from officers and directors	(3,838)	501,241
Payments on installment loans	(12,959)	(28,775)

General

The future minimum payments required under the terms of our material contractual obligations are, as shown below.

	For the twelve Months Ending June 30,
	2020	2021	2022	2023	2024
Operating leases	$470,302	$416,906	$393,951	$50,028	$1
Research laboratory at the University of Florida School of Medicine	560,000	900,000	—	—	—
	$1,030,302	$1,316,906	$393,951	$50,028	$1

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

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the six months ended June 30, 2019, we incurred losses of $4,681,093, used cash of $2,890,864 in our operating activities, had a working capital deficit of $5,037,018 and had an accumulated deficit of $44,266,169 at June 30, 2019. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

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

UNITED CANNABIS CORPORATION

Date: August 14, 2019	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer
Date: August 14, 2019	By:	/s/ John Walsh
John Walsh
Principal Financial and Accounting Officer