Form 10-Q
period 2019-09-30
United Cannabis Corp
filed 2019-11-14
CIK 1436161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, the registrant had 85,314,264 shares of common stock outstanding.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

UNITED CANNABIS CORPORATION

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$565,452	$664,570
Accounts receivable, net	4,938	171,747
Due from related parties	134,766	86,971
Inventory	511,356	2,552,118
Other current assets	25,945	34,932
Total current assets	1,242,457	3,510,338
Construction in process – extraction facilities	185,699	1,937,187
Cultivation facility, laboratory equipment, and office furniture and fixtures, net of accumulated amortization and depreciation of $917,948 and $433,148 at September 30, 2019 and December 31, 2018, respectively	4,603,797	2,119,745

Operating lease right-of-use asset	2,136,876	—
Granted patents, net of amortization of $15,132 and $9,795 at September 30, 2019 and December 31, 2018, respectively	127,185	132,522
Intangible assets	277,366	270,508
Other Assets	370,501	84,329
Goodwill	106,874	4,838,603
Total assets	$9,050,755	$12,893,232

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,725,357	$1,302,502
Construction contracts payable	—	888,686
Installment loans payable	117,981	57,799
Advance receipts and deferred revenue	471,150	23,750
Current portion of operating leases	574,230	—
Notes payable to officers and directors	1,180,963	1,155,436
Notes payable, net of a debt discount of $375,542 and $62,917 at September 30, 2019 and December 31, 2018, respectively	8,654,458	1,512,083
Arbitration reserve	650,000	650,000
Total current liabilities	13,374,139	5,590,256
Long term liabilities:
Operating leases	1,570,478	—
Total liabilities	14,944,617	5,590,256

COMMITMENTS AND CONTINGENCIES – Note 19

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock, 10,000,000 shares authorized; 3,000 and 2,000 Series A shares outstanding at September 30, 2019 and December 31, 2018, respectively	3,300	2,200
Common stock, 200,000,000 shares authorized; 85,314,264 and 77,466,979 shares outstanding at September 30, 2019 and December 31, 2018, respectively	51,340,289	46,939,646
Accumulated deficit	(56,797,504)	(39,374,397)
Total equity attributable to stockholders of the Company	(5,453,915)	7,567,449
Non-controlling interest (deficit)	(439,947)	(264,473)
Total stockholders’ (deficit) equity	(5,893,862)	7,302,976
Total liabilities and stockholders' equity	$9,050,755	$12,893,232

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Product revenues	$4,722,171	$2,099,591	$12,796,611	$4,026,298
Licensing fees and consulting	1,970	32,712	67,984	135,000
Revenues, affiliate	—	—	233,390	99,103
Total revenues	4,724,141	2,132,303	13,097,985	4,260,401
Cost of revenues	(6,504,086)	(1,567,031)	(12,610,685)	(3,079,442)
Gross Profit	(1,779,945)	565,272	487,300	1,180,959
Operating expenses
Marketing, advertising and new business development	66,453	143,083	162,617	170,104
Research and development	201,608	257,658	535,299	735,883
Legal, accounting, consulting and public reporting	617,510	287,959	1,807,338	930,784
General and administrative	2,817,667	1,152,822	6,219,742	3,218,804
Share-based expense for stock options granted to officers, directors and employees	1,435,811	179,018	1,661,846	14,689,497
Total operating expenses	5,139,049	2,020,540	10,386,842	19,745,072
Loss from operations	(6,918,994)	(1,455,268)	(9,899,542)	(18,564,113)
Other costs and expenses
Goodwill impairment charge	(4,731,729)	—	(4,731,729)
Loss on extinguishment of debt	(91,444)	—	(1,423,329)	—
Interest expense	(85,743)	(121,162)	(206,403)	(172,265)
Amortization of debt discount	(643,375)	(939,229)	(1,191,375)	(1,867,830)
Loss on asset retirement	(146,204)	—	(146,204)	—
Loss on issuance of common stock	—	(466,744)	—	(466,744)
Loss before provision for taxes on income	(12,617,489)	(2,982,403)	(17,598,582)	(21,070,952)
Provision for taxes on income	—	—	—	—
Net Income (Loss)	(12,617,489)	(2,982,403)	(17,598,582)	(21,070,952)
Loss attributable to non-controlling interests	86,153	37,538	175,474	121,837
Net (Loss) attributable to common shareholders	$(12,531,336)	$(2,944,865)	$(17,423,108)	$(20,949,115)

Basic loss per common share	$(0.15)	$(0.04)	$(0.21)	$(0.31)
Basic and fully diluted weighted average number of shares outstanding	84,996,288	70,818,495	81,142,222	66,626,106

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

						Non-
	Preferred Stock		Common Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Deficit	Interests	Total
December 31, 2017	2,000	$2,200	62,862,066	$21,186,888	$(15,269,845)	$(50,153)	$5,869,090
Options and warrants issued to officers, directors and employees	—	—	—	5,324,754	—	—	5,324,754
Shares issued - draws under our equity line of credit	—	—	1,285,762	1,917,176	—	—	1,917,176
Sale of common stock	—	—	65,440	76,798	—	—	76,798
Shares and warrants issued for advisory board services	—	—	30,400	56,043	—	—	56,043
Shares issued for professional services	—	—	60,000	65,885	—	—	65,885
Shares issued as compensation	—	—	32,994	42,300	—	—	42,300
Net Loss attributable to common shareholders	—	—	—	—	(7,206,560)	—	(7,206,560)
Non-Controlling Interests – Cannabinoid Research Development Limited	—	—	—	—	—	(43,097)	(43,097)
Non-Controlling Interest – Prana Therapeutics, Inc.	—	—	—	—	—	(12,353)	(12,353)
March 31, 2018	2,000	$2,200	64,336,662	$28,669,844	$(22,476,405)	$(105,603)	$6,090,036
Options issued to officers, directors and employees	—	—	—	9,185,725	—	—	9,185,725
Shares issued - draws under our equity line of credit	—	—	1,622,232	1,572,818	—	—	1,572,818
Adjustment of the sale of common stock	—	—	—	(15,642)	—	—	(15,642)
Shares and warrants issued for advisory board services	—	—	25,297	50,318	—	—	50,318
Shares issued for professional services	—	—	63,245	60,189	—	—	60,189
Shares issued as compensation	—	—	146,536	145,000	—	—	145,000
Net Loss attributable to common shareholders	—	—	—	—	(10,797,690)	—	(10,797,690)
Non-Controlling Interests – Cannabinoid Research Development Limited	—	—	—	—	—	(23,896)	(23,896)
Non-Controlling Interest – Prana Therapeutics, Inc	—	—	—	—	—	(4,953)	(4,953)
June 30, 2018	2,000	$2,200	66,193,972	$39,668,252	$(33,274,095)	$(134,452)	$6,261,905
Options issued to officers, directors and employees	—	—	—	179,018	—	—	179,018
Shares issued for professional services	—	—	80,000	53,164	—	—	53,164
Shares issued - draws under our equity line of credit	—	—	5,747,717	3,733,670	—	—	3,733,670
Sale of common stock	—	—	127,359	75,999	—	—	75,999
Shares issued upon conversion of notes payable	—	—	1,911,882	1,141,701	—	—	1,141,701
Shares and warrants issued for advisory board services	—	—	40,052	49,002	—	—	49,002.00
Shares issued as compensation	—	—	79,508	42,600	—	—	42,600
Net Loss attributable to common shareholders	—	—	—	—	(2,944,865)	—	(2,944,865)
Non-Controlling Interests – Cannabinoid Research Development Limited	—	—	—	—	—	(30,776)	30,776
Non-Controlling Interest – Prana Therapeutics, Inc.	—	—	—	—	—	(6,762)	6,762
September 30, 2018	2,000	$2,200	74,180,490	$44,943,406	$(36,218,959)	$(171,991)	$8,554,656

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (CONTINUED)

						Non-
	Preferred Stock		Common Stock		Accumulated	Controlling
	Shares	Amount	Shares	Amount	Deficit	Interest	Total
December 31, 2018	2,000	$2,200	77,466,979	$46,939,646	$(39,374,397)	$(264,473)	$7,302,976
Options issued to officers, directors and employees	—	—	—	101,788	—	—	101,788
Cancellation of preferred stock	(500)	(550)	—	—	—	—	(550)
Issuance of preferred stock to directors	1,500	1,650	—	—	—	—	1,650
Sale of common stock	—	—	52,288	23,530	—	—	23,530
Shares and warrants issued for advisory board services	—	—	57,179	34,751	—	—	34,751
Shares issued for professional services	—	—	105,000	45,010	—	—	45,010
Net Loss attributable to common shareholders	—	—	—	—	(1,825,849)	—	(1,825,849)
Non-Controlling Interests – Cannabinoid Research Development Limited	—	—	—	—	—	(38,544)	(38,544)
Non-Controlling Interest – Prana Therapeutics, Inc.	—	—	—	—	—	(7,607)	(7,607)
March 31, 2019	3,000	$3,300	77,681,446	$47,144,725	$(41,200,246)	$(310,624)	$5,637,155
Options issued to officers, directors and employees	—	—	—	124,247	—	—	124,247
Sale of common stock	—	—	1,200,000	320,471	—	—	320,471
Shares and warrants issued for advisory board services	—	—	62,650	34,751	—	—	34,751
Shares issued for professional services	—	—	75,000	29,928	—	—	29,928
Shares issued upon conversion of notes payable	—	—	6,013,880	2,128,913	—	—	2,128,913
Net Loss attributable to common shareholders	—	—	—	—	(3,065,922)	—	(3,065,923)
Non-Controlling Interests – Cannabinoid Research Development Limited	—	—	—	—	—	(35,023)	(35,023)
Non-Controlling Interest – Prana Therapeutics, Inc.	—	—	—	—	—	(8,146)	(8,146)
June 30, 2019	3,000	$3,300	85,032,976	$49,783,035	$(44,266,168)	$(353,794)	$5,166,373
Options issued to officers, directors and employees	—	—	—	1,435,811	—	—	1,435,811
Shares issued as compensation to employees	—	—	200,000	70,000	—	—	70,000
Shares and warrants issued for advisory board services	—	—	36,288	28,751	—	—	28,751
Shares issued for professional services	—	—	45,000	22,692	—	—	22,692
Net Loss attributable to common shareholders	—	—	—	—	(12,531,336)	—	(12,531,336)
Non-Controlling Interests – Cannabinoid Research Development Limited	—	—	—	—	—	(74,421)	(74,421)
Non-Controlling Interest – Prana Therapeutics, Inc	—	—	—	—	—	(11,732)	(11,732)
September 30, 2019	3,000	$3,300	85,314,264	$51,340,289	$(56,797,504)	$(439,947)	$(5,893,862)

The accompanying notes are an integral part of these consolidated financial statements.

UNITED CANNABIS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(17,598,582)	$(21,070,952)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of debt discount	1,191,375	22,042
Non-cash interest expense	206,403	—
Depreciation and amortization	490,137	264,445
Share-based compensation	1,927,729	15,238,156
Discount on issuance of shares of common stock	—	1,867,830
Loss on extinguishment of debt	1,423,329	466,744
Goodwill impairment	4,731,729	—
Changes in operating assets and liabilities:
Accounts receivable	166,809	(80,249)
Due from related party	(47,795)	(103,402)
Other current assets	8,987	(26,332)
Inventory	2,040,762	(2,033,898)
Accounts payable and accrued expenses, net	354,830	326,610
Deposits and other assets	(286,172)	—
Deferred revenue	447,400	(135,000)
Right of use assets	7,832	—
Net cash used in operating activities	(4,935,227)	(5,264,006)

Investing activities:
Payment of construction contracts	(888,686)	—
Purchase of equipment and improvements to cultivation and extraction facilities	(1,133,684)	(2,619,251)
Purchase of intangible assets	(6,858)	(94,250)
Deposits and return of deposit	—	(71,576)
Net cash provided by (used in) investing activities	(2,029,228)	(2,785,077)

Financing activities:
Proceeds from issuance of common stock – equity financing line	—	5,390,049
Proceeds from notes payable	9,963,500	845,000
Payments on notes payable	(3,345,750)	—
Proceeds from sale of common shares	344,000	118,583
Proceeds from proposed joint venture that was never formed	—	650,000
Proceeds (payments) for advances from officers and directors	(72,914)	554,143
Payments on installment loans	(23,499)	(59,104)
Net cash provided by (used in) financing activities	6,865,337	7,498,671

Net increase (decrease) in cash	(99,118)	(550,412)
Cash, beginning of period	664,570	825,645
Cash, end of period	$565,452	$275,233

Supplemental schedule of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Establishment of operating lease right of use asset	$2,136,876	$—
Establishment of operating lease liability	$(2,144,708)	$—
Conversion of notes payable	$(1,575,000)	$—

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

•	The territory for this license is the entire world and the license runs in perpetuity. There are no royalty payments under the License Agreement.

•	Messrs. Blackmon, Verzura and Ruby were appointed to our board of directors effective April 7, 2014.

•	Mr. Blackmon was elected as our President; Mr. Ruby was elected as Chief Operating Officer and Mr. Verzura was elected as Vice President.

•	A total of 41,690,000 previously outstanding shares of common stock were cancelled resulting in a total of 43,620,000 shares of common stock outstanding on March 26, 2014.

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

On July 14, 2017, we completed the acquisition of Prana Therapeutics, Inc. (“Prana”) in a one-for-one exchange of 5,730,000 shares of our common stock for 5,730,000 shares of the common stock of Prana. The purchase price had a fair market value of $5,070,500, based upon the closing price of $0.85 per share on the OTC QB exchange on July 14, 2017, including the cost to purchase 400,000 shares of Prana common stock for $200,000. Prana is a polymolecular botanical drug development company focused on developing targeted therapeutics for prevention of the negative side effects of chemotherapy, management of rheumatoid arthritis and treatment of brain cancer. Management elected to purchase Prana, because of the successful indication of the effectiveness of its Epidiferphane™ chemical formulation in the treatment of (i) the negative side effects of chemotherapy, (ii) inflammation and pain associated with arthritis and back-centric pain, and (iii) the potential shrinkage of brain tumors.

Our main line of business is the operation of state-of-the-art extraction facilities where we convert components of industrial hemp flower into finished CBD products. Substantially all of our revenues are derived from the sale of CBD products to our customers. We purchase industrial hemp flower from independent third-party farmers located throughout the continental United States.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Government Regulation - Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal laws. As of September 30, 2019, 30 states and the District of Columbia allow their citizens to use medical marijuana, and voters in the states of California, Colorado, Washington, Nevada, Oregon, Alaska, Maine, Massachusetts, Vermont and the District of Columbia have approved ballot measures to legalize cannabis for adult recreational use. The state laws are in conflict with the federal Controlled Substances Act, which makes marijuana use and possession illegal on a national level. The former Obama administration had effectively stated that it was not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational marijuana under what colloquially became known as the “Cole memo”. However, on January 4, 2018, Attorney General Jeffery Sessions rescinded the “Cole memo,” and issued a new memo in its place that reaffirms the Department of Justice’s stance of potentially prosecuting violators of federal marijuana laws. On April 13, 2018, President Trump pledged to support federalism-based legislation regarding marijuana and promised not to pursue federal prosecution despite the Attorney General’s actions. It appears that the current administration will not elect to vigorously enforce federal laws, but such future enforcement may cause significant financial damage to us.

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

The Company does not grow, distribute, sell or knowingly purchase any marijuana plants or products. All of the Company’s revenues are derived from the sale of legal CBD products that were extracted from industrial hemp plants or from licensing fees for the use of our patented product formulations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries (i) UCANN California Corporation, (ii) UC Colorado Corporation, (iii) UC Oregon Corporation, (iv) the ninety-five percent (95%) owned subsidiary Prana Therapeutics, Inc. (“PTI”), (v) the sixty five percent (85%) owned subsidiary Tennessee Extractions, LLC (TEL”) and the (vi) fifty percent (50%) owned subsidiary Cannabinoid Research Development Company Limited (“CRD”). All intercompany accounts and transactions of our subsidiaries have been eliminated. Our consolidated financial statements are stated in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Our foreign subsidiary, CRD, uses U.S. dollars as their functional currency.

At July 1, 2019, we concluded that we had established a variable interest entity relationship with TEL, because we are the primary beneficiary, in accordance with U.S. GAAP. As a result, we elected to consolidate TEL beginning July1, 2019.

At March 31, 2017, we concluded that we had established a variable interest entity relationship with CRD, because we are the primary beneficiary, in accordance with U.S. GAAP. As a result, we elected to consolidate CRD beginning March 31, 2017.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of our management, these unaudited consolidated financial statements reflect all adjustments, all of which are of a normal recurring nature, necessary to present fairly our consolidated financial position at September 30, 2019, the consolidated results of operations for the three and nine months ended September 30, 2019 and 2018, the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 and the consolidated statements of stockholders’ equity for the nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The carrying amount of our cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities in our consolidated financial statements approximates fair value because of the short-term nature of the instruments. Investments in non-marketable equity securities are carried at cost less other-than-temporary impairments. The carrying amount of our notes payable and convertible debt at September 30, 2019, approximates their fair values based on our incremental borrowing rates.

There have been no changes in Level 1, Level 2, and Level 3 categorizations and no changes in valuation techniques for these assets or liabilities for the nine months ended September 30, 2019 and 2018.

Cash and Cash Equivalents – We consider investments with original maturities of 90 days or less to be cash equivalents.

Accounts Receivable, Net – Our accounts receivable consists primarily of trade accounts arising in the normal course of business. No interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. We determine our allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition and credit history, and current economic conditions. We recorded no bad debt expense during the nine months ended September 30, 2019 and 2018, and we have no allowance for doubtful accounts as of September 30, 2019 or December 31, 2018.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventory – The cost of our industrial hemp crop is stated at the lower of average cost or net realizable value based upon an average cost method, while industrial hemp biomass acquired from third parties is stated at the lower of cost or net realizable value using the last-in-first-out method. Included in inventory is our industrial hemp crop under cultivation on farm acreage leased by us. The cost of the industrial hemp crop under cultivation is determined based upon costs to purchase industrial hemp seed and industrial hemp cuttings, plus farm labor, fertilizer, water and power, and the cost to harvest and store the industrial hemp crop. The costs of planting, cultivating and harvesting our industrial hemp crop are capitalized to industrial hemp crop under cultivation, when incurred. The cost of farming equipment is amortized and depreciated to operating expense on a straight-line basis and is not capitalized as a component of industrial hemp crop. Upon completion of harvesting the industrial hemp crop, all incurred applicable costs are classified as raw materials. The cost of the raw materials inventory includes the cost of the industrial hemp crop plus the cost to purchase industrial hemp biomass from independent brokers and industrial hemp farmers. The cost of finished products includes the cost of raw materials plus costs for labor, processing costs, packaging and the allocated costs of our facilities infrastructure. The cost of finished products also includes the cost of purchasing manufactured products from independent processors. We periodically review the value of our inventory and provide a write-down of inventory based on our assessment of the market conditions. Any write-down is charged to cost of revenues. There have been no such write-downs during the nine months ended September 30, 2019 and 2018.

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

Operating Lease Right of Use Asset and Liability - We record operating leases on our consolidated balance sheets as operating lease right-of-use asset, with the related lease liability in accordance with ASC 842. We adopted ASC 842 using a modified retrospective approach for all leases existing at January 1, 2019. Accordingly, upon adoption, leases that were classified as operating leases under ASC 840 were classified as operating leases under ASC 842, and we recorded an adjustment of $910,315 to operating lease right-of-use assets and the related lease liability. The lease liability is based on the present value of the remaining minimum lease payments, determined under ASC 840, discounted using our secured incremental borrowing rate at the effective date of January 1, 2019, using the original lease term as the tenor. As permitted under ASC 842, we elected several practical expedients that permit us to not reassess (1) whether a contract is or contains a lease, (2) the classification of existing leases, and (3) whether previously capitalized costs continue to qualify as initial indirect costs. The application of the practical expedients did not have a significant impact on the measurement of the operating lease liability. The operating lease right-of-use asset and the related lease liability are stated on our consolidated balance sheet at September 30, 2019 in the amounts of $2,136,876 and $2,144,708, respectively.  These amounts reflect the present value of the remaining minimum lease payments of $908,447 recorded upon adoption of ASC 842 at January 1, 2019 for existing leases, plus the assets and liabilities attributable to leases entered into during the year to date. Specifically, net new leases were undertaken adding $1,466,284 to the operating lease right-of-use asset amount, bringing the recorded adoption amount to $2,374,732.  Rent expense recognition and contractually obligated cash outlay amounts reduced the asset and liability by $237,856 and $230,024, respectively.

Granted Patents, Net – Our patent was granted by the United States Patent and Trademark Office on August 15, 2017. The patent covers the extraction of pharmaceutically active components from cannabis plant material, for incorporation into medicines. The cost of the patents is being amortized on the straight-line method over a 15-year period.

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

As discussed below, we recorded an impairment charge related to the goodwill resulting from our purchase of Prana Therapeutics, Inc in the amount of $4,731,729 and $0 in the three and nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Our goodwill consists of the following:

	September 30, 2019	December 31, 2018
Prana Therapeutics, Inc.	$—	$4,731,729
Cannabinoid Research Development Company Limited	106,874	106,874
	$106,874	$4,838,603

Our goodwill, which consists of our interest in a ninety-five percent owned subsidiary, Prana Therapeutics, Inc. (“PTI”) and a fifty percent owned subsidiary, Cannabinoid Research Development Company Limited (“CRD”), is not amortized, but is evaluated for impairment annually, or when indicators of a potential impairment are present.  We test goodwill for impairment annually or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, rather than amortize. Goodwill impairment tests consist of a comparison of each reporting unit’s fair value with its carrying value. Impairment exists when the carrying amount of goodwill exceeds the implied fair value for each reporting unit. To estimate the fair value, management used valuation techniques which included the discounted value of estimated future cash flows. The evaluation of impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and are subject to change as future events and circumstances change.  Actual results may differ from assumed and estimated amounts.  Management determined that an impairment write-down was required as of September 30, 2019. Thus, we recorded an impairment on our acquisition of Prana Therapeutics, Inc. in the amount of $4,019,229 in the three months ended September 30, 2019.

Advance Receipts and Deferred Revenue – Cash received in advance a sale or products or services have not yet been delivered or are subject to refund until such time that we and our customer jointly determine that the product or service has been delivered or no refund will be required are recorded as either advance receipts or deferred revenue. Advance receipts and deferred revenues are recognized as revenue at such time that we and our customer jointly determine that the product or service has been delivered and that no refund will be required.

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

Revenue Recognition – Affiliate – Throughout the year ended December 31, 2018, we licensed our Prana products to Advesa, Inc. (“Advesa”), which is controlled by one of our major shareholders. Advesa had an exclusive right for five (5) consecutive one (1) year periods to sell our Prana products in certain cities in the state of California. In consideration for the exclusive license granted to Advesa under the agreement, Advesa was obligated to pay us a royalty on all Prana products sold by Advesa equal to 20% of the wholesale gross sale price of the Prana products. We recognized revenue on all Prana sales consistent with the criteria described above for all sales in accordance with ASC 606, Revenue from Contracts with Customers. This license was cancelled effective January 1, 2019.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Revenues – Our policy is to recognize cost of revenues in the same manner as, and in conjunction with, revenue recognition. Our cost of revenues includes the costs directly attributable to revenue recognized and includes expenses related to the production, packaging and labeling of our Prana medicinal products; personnel-related costs, fees for third-party services, travel and other consulting costs related to our advisory services; direct material and labor costs related to the production of CBD isolate extracted in our extraction facility..

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. U.S. tax reform introduced many changes, including lowering the U.S. corporate tax rate to 21 percent, changes in incentives, provisions to prevent U.S. base erosion and significant changes in the taxation of international income, including provisions which allow for the repatriation of foreign earnings without U.S. tax. The enactment of U.S. tax reform had no impact on our income taxes for the nine months ended September 30, 2019 or 2018, respectively.

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

	Nine Months Ended September 30,
	2019	2018
Warrants to purchase common stock	1,384,039	1,284,031
Stock options	28,828,300	25,080,000
	30,212,339	26,364,031

Other Comprehensive Income (Loss) – We report as other comprehensive income (loss) those revenues, gains and losses not included in the determination of net income. During the nine months ended September 30, 2019 and 2018, we did not have any gains or losses resulting from activities or transactions that resulted in other comprehensive income or loss.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2019, we incurred losses of $17,598,582, used cash of $4,935,227 in our operating activities, had a working capital deficit of $12,131,682 and had an accumulated deficit of $56,797,504 at September 30, 2019. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

NOTE 4 – DUE FROM RELATED PARTIES

Under the terms of a sales agreement with NutriMed, LLC and a licensing agreement with Advesa, Inc., we completed sales to related parties in the aggregate amount of $233,390 and $103,402 for the nine months ended September 30, 2019 and 2018, respectively. None of the sales to related parties for the nine months ended September 30, 2019 were from royalties.

Amounts due (to) from related parties include the following:

	September 30, 2019	December 31, 2018
Advesa, Inc.	$(17,735)	$42,349
NutriMed, LLC	152,501	44,622
	$134,766	$86,971

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

Extraction and Cultivation Facility – Fort Morgan, Colorado

Effective October 1, 2017, we entered into a triple net lease of approximately 40,000 square feet of industrial space located on five (5) acres of land in Weldona, Colorado that we us as our hemp extraction facility and hemp cultivation center. The term of the lease expires on September 30, 2019, with an annual option to renew the lease on an annual basis. A one-year renewal was accepted.  The rent is $7,500 per month throughout the term of the lease, plus we are responsible for all utilities. The lease was extended on a month-to-month basis until October 30, 2019 at which time we vacated the building and moved all the extraction equipment to our Mead extraction facility.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Extraction Facility – McMinnville, Tennessee

Effective June 1, 2019, we entered into a triple net lease of approximately 10,000 square feet of commercial space located in McMinnville, Tennessee that we use as an extraction facility. The term of the lease expires on May 31, 2022 with the option to holdover the lease month-to-month at the end of the initial term. The basic rent is $10,000 per month for the entire term of the lease, plus we are responsible for all utilities and services.

Staging Facility - Brighton, Colorado

Effective September 1, 2019, we entered into a triple net lease of approximately 21,390 square feet of commercial space located in Brighton, Colorado that we use as our staging facility. The term of the lease expires on August 31,2024, with no option to renew beyond the initial term. The basic rent is $22,727, $23,409, $24,111, $24,823 and $25,579 per month through August 31, 2020, 2021, 2022, 2023 and 2024, respectively, plus we are responsible for all utilities.

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

Future minimum payments for these leases are:

For the twelve Months Ending September 30,
2020	2021	2022	2023	2024
$662,970	$605,626	$464,171	$300,992	$204,635

NOTE 6 – INVENTORY

At September 30, 2019 and December 31, 2018, our inventory was, as follows:

	September 30, 2019	December 31, 2018
Raw materials	$131,030	$1,813,880
Work-in-process	319,576	666,845
Finished products	60,750	71,393
	$511,356	$2,552,118

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net of accumulated depreciation and amortization, at September 30, 2019 and December 31, 2018 is, as follows:

	September 30, 2019	December 31, 2018
Cost of construction in process - extraction facility
Tennessee extraction facility
Equipment	$—	$—
Mead, Colorado extraction facility
Equipment and leasehold improvements	$—	$1,743,223
Jamaica cultivation and extraction facility:
Leasehold improvements - laboratory	75,000	75,000
Leasehold improvements - cultivation	110,699	118,964
	$185,699	$1,937,187

	September 30, 2019	December 31, 2018
Extraction facility, laboratory equipment, and office furniture and fixtures
Mead, Colorado extraction facility
Equipment and machinery	$2,678,696	$1,269,734
Furniture and fixtures	64,955	64,955
Leasehold improvements	1,341,553	237,581
Transportation equipment	169,370	60,228
Farm Equipment	531,245	531,245
Golden, Colorado administrative offices and laboratories
Furniture and fixtures	64,350	49,282
Transportation equipment	215,672	200,704
Golden, Colorado industrial hemp laboratory - equipment	306,935	39,944
Leasehold improvements	83,379	—
Remote laboratory equipment	99,220	99,220
McMinnville, Tennessee extraction facility
Equipment	159,912	—
Furniture and fixtures	6,713	—
	5,521,745	2,552,893
Accumulated amortization and depreciation	(917,948)	(433,148)
	$4,603,797	$2,119,745

The amount of depreciation and amortization expense for the nine months ended September 30, 2019 and 2018 is $484,800 and $298,465, respectively. The amount of depreciation and amortization expense for the three months ended September 30, 2019 and 2018 is $199,398 and $106,567, respectively.

NOTE 8 – GRANTED PATENT

On August 15, 2017, the United States Patent and Trademark Office issued to the Company US Patent #9730911 (the “Patent”) granting exclusive rights to its proprietary formulations based on compounds extracted from cannabis plant materials; more specifically the composition of matter pertaining to the use of phytocannabinoids, cannabinoids, and specific terpene profiles in liquid form. This composition of matter Patent provides protection for our proprietary formulations. The Patent protects the use of suspending both phytocannabinoids and cannabinoids with specific combinations of cannabis derived terpenes in liquid forms with an array of delivery methods including capsule, sublingual, topical, oral, suppository, and vaporization. Cannabinoids referenced in the application include ratios of tetrahydrocannabinolic acid (THCa), cannabidiolic acid (CBDa), tetrahydrocannabinol (THC), cannabinol (CBN), cannabidiol (CBD), cannabichromenic acid (CBCa), and cannabichromene (CBC). At August 15, 2017, we classified the costs associated with research, legal fees, application costs incurred in the process of being granted the Patent on our consolidated balance sheet in the amount of $142,317, and we began amortizing such cost of the Patent on a straight-line basis over a 15-year period. Amortization expense of the Patent is $5,337 and $5,337 for the nine months ended September 30, 2019 and 2018, respectively, and accumulated amortization is $15,132 and $9,795 at September 30, 2019 and December 31, 2018, respectively.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Our accounts payable and accrued expenses consist of:

	September 30, 2019	December 31, 2018
Trade accounts payable	$1,490,458	$1,163,399
Accrued wages and related expenses	160,396	126,345
Accrued interest expense	74,503	2,572
Other accrued expenses	—	10,186
Total accrued expenses	$1,725,357	$1,302,502

NOTE 11 – INSTALLMENT LOANS PAYABLE

	September 30, 2019	December 31, 2018
Installment Loans Payable	$117,981	$57,799

Installment loans payable consist of two installment loans for the purchase of equipment used for Company purposes; the loans are 36 and 72 months in length, respectively. The outstanding balance on the 36-month installment loan was $38,361 and $57,799 at September 30, 2019 and December 31, 2018, respectively.  The outstanding balance on the 72-month installment loan was $79,620 and $0 at September 30, 2019 and December 31, 2018, respectively. The terms of the 36-month installment loan specify monthly payments of $2,160.  The terms of the 72-month installment loan specify monthly payments of $1,354.

NOTE 12 – ADVANCE RECEIPTS AND DEFERRED REVENUE

Our advance receipts and deferred revenue consist of:

	September 30, 2019	December 31, 2018
Deferred revenue – WeedMD	$—	$23,750
Advance receipts – Sale of Finished Products	471,150	—
	$471,150	$23,750

On June 9, 2014, we received 1,187,500 common shares and 3,000,000 warrants to purchase common shares of WMD in exchange for future consulting services and use of our intellectual property. We recorded the $893,750 fair value of these securities as deferred revenue and we recognized $150,000 of this amount as revenue during the period July 1, 2014 through December 31, 2014, based upon our initial three-year estimate of the service period involved. We delivered the consulting services and use of our intellectual property to WMD on a relatively consistent monthly basis during the four-year period January 1, 2015 through December 31, 2018. Accordingly, we recognized $15,000 of deferred revenue per month during that period. We recognized $23,750 and $90,000 of revenue applicable to this arrangement in the nine months ended September 30, 2019 and 2018, respectively.

Payments received in advance of the delivery of finished products purchased by customers are recognized as advanced receipts. As of September 30, 2019, and December 31, 2018, we had $471,150 and $0, respectively, of payments received from customers prior to the delivery of the respective finished products. Delivery of the finished products was completed in early October 2019.

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

The Holder is entitled, at its option, at any time after a default under the term of the Notes, to convert all or any part of the unpaid principal into shares of the Company’s common stock at a price per share equal to 70% of the average of the two lowest trading prices of the Company’s common stock during the 15 consecutive trading days ending on the latest complete trading day prior to the conversion date.

On August 6, 2019 we issued a note to an unaffiliated third party in the amount of $498,750. The proceeds of the Notes were used to purchase industrial hemp biomass. The debt discount on the note is amortized on a straight-line basis from the issue date, which approximates the effective interest rate method, over the 90-day term of the note, and this amortization is included in Amortization of debt discount in our consolidated statements of operations. On November 4, 2019, the note was extended for 90 days, and the original issue discount was increased by $89,775. The loan is now due on February 2, 2020 in the total amount of $588,525.

On August 8, 2019 we issued a note to an unaffiliated third party in the amount of $1,300,000. The proceeds of the Notes were used to purchase industrial hemp biomass.  The note stipulates the payment of $100,000 every 30 days during the time that the note is outstanding The debt discount on the note is amortized on a straight-line basis from the issue date, which approximates the effective interest rate method, over the 90-day term of the note, and this amortization is included in Amortization of debt discount in our consolidated statements of operations. The note is secured by 35,000 pounds of industrial hemp biomass. On November 8, 2019, the note was extended for 30 days, with the holder’s option to renew the note for 5 (five) additional 30-day periods, and our commitment to pay $50,000 recognized as original issue discounts on approximately a two-week schedule, beginning November 22, 2019. The note may not be repaid without the holder’s permission until May 8, 2020.

On August 12, 2019 we issued a note to an unaffiliated third party in the amount of $781,250. The proceeds of the notes were used to purchase industrial hemp biomass. The debt discount on the note is amortized on a straight-line basis from the issue date, which approximates the effective interest rate method, over the 90-day term of the note, and this amortization is included in Amortization of debt discount in our consolidated statements of operations. The note is collateralized by 50,000 pounds of industrial hemp biomass. Upon the commitment of the Company to pay $390,625 on or before November 19, 2019, the $781,250 note was extended on November 8, 2019 in the amount of $390,625.

On August 12, 2019 we issued a note to an unaffiliated third party in the amount of $125,000. The proceeds of the note were used to purchase industrial hemp biomass. The debt discount on the note is amortized on a straight-line basis from the issue date, which approximates the effective interest rate method, over the 90-day term of the note, and this amortization is included in Amortization of debt discount in our consolidated statements of operations. The note is collateralized by 3,500 pounds of industrial hemp biomass, respectively. On November 12, 2019, the note was extended for 90 days, and the original issue discount was increased by $22,500. The loan is now due on February 2, 2020 in the total amount of $147,500.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our notes outstanding as of September 30, 2019 and December 31, 2018:

Issue Date	Security	Maturity Date	Interest Rate	Draws Under the Note	September 30, 2019	December 31, 2018
Note Dated November 7, 2018:
11/05/2018	Unsecured	5/04/2019	5%	First Tranche	$—	$525,000
12/05/2018	Unsecured	6/03/2019	5%	Second Tranche	—	525,000
12/26/2018	Unsecured	6/24/2019	5%	Third Tranche	—	525,000
Note Dated February 11, 2019:
2/11/2019	Unsecured	8/10/2019	5%	First Tranche	—	—
4/08/2019	Unsecured	10/06/2019	5%	Second Tranche	650,000	—
Note Dated June 7, 2019:
6/07/19	Unsecured	12/04/19	5%	First Trance	2,625,000	—
6/21/19	Unsecured	12/18/19	5%	Second Tranche	1,050,000	—
7/11/19	Unsecured	1/07/20	5%	Third Tranche	1,050,000	—
7/19/19	Unsecured	1/15/20	5%	Fourth Tranche	525,000	—
9/19/19	Unsecured	3/17/20	5%	Fifth Tranche	525,000	—
Note Dated August 6, 2019:
8/06/19	Secured	11/04/19	—	—	498,750	—
Note Dated August 8, 2019:
8/08/19	Secured	11/06/19	—	—	1,200,000	—
Notes Dated August 12, 2019:
8/12/19	Secured	11/10/19	—	—	781,250	—
8/12/19	Secured	11/10/19	—	—	125,000	—
				Less unamortized discount	(375,542)	(62,917)
					$8,654,458	$1,512,083

During the nine months ended September 30, 2019 and 2018, we recognized $1,191,375 and $22,042 of amortization of debt discounts, respectively. Additionally, we recognized $119,845 and $172,265 of interest expense on notes payable during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, and December 31, 2018, $73,504 and $2,572, respectively, of this interest is carried as accrued expenses on our consolidated balance sheets.

We converted the first and third tranches of the note dated November 7, 2018, each in the amount of $525,000, on May 5, 2019, and June 25, 2019, respectively, and recognized an aggregate loss of $2,128,913 and issued 6,030,880 shares of our common stock to the Holder in connection with the conversions.  We repaid the second tranche on May 8, 2019.

We repaid the first tranche of the note dated February 11, 2019 on May 10, 2019 and we converted the second tranche on October 6, 2019

On October 11, 2019, we drew down the sixth tranche of the note dated June 7, 2019 in the amount of $200,000.

NOTE 14 – NOTES PAYABLE TO OFFICERS AND DIRECTORS

Notes payable to officers and directors are due on demand and consisted of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Note payable to Earnie Blackmon, an officer and director	$834,492	$840,807
Note payable to Tony Verzura, a former officer and former director	179,234	160,247
Note payable to Chad Ruby, an office and director	167,237	154,382
	$1,180,963	$1,155,436

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

On July 1, 2018, we elected to convert all accrued and unpaid wages owed to Messrs. Blackmon, Verzura, and Ruby in the aggregate amount of $310,408 as notes payable to them. Thus, $310,408 is classified as Notes payable to officers and directors on the consolidated balance sheet of the Company at September 30, 2019 and December 31, 2018. Interest on the notes is at a rate of 15% for the principal amount due Mr. Blackmon, and at a rate of 12.5% for on the principal amount owed Messrs. Verzura and Ruby.

During the nine months ended September 30, 2019 and 2018, we recognized $99,541 and $57,305, respectively, of interest expense on notes payable to officers and directors. As of September 30, 2019, and December 31, 2018, $208,737 and $109,266, respectively, of accrued interest payable applicable to the notes is included in Notes payable to officers and directors on our consolidated balance sheets.

Effective March 21, 2019, Tony Verzura resigned as an officer and director of the Company.

NOTE 15 – ARBITRATION AND LITIGATION RESERVE

On May 8, 2018, H2, LLC (“H2”) and the Company executed a letter of intent formalizing their intent to enter into a joint venture. The parties subsequently made monetary advances in anticipation of formalizing the joint venture through a definitive agreement. However, the joint venture was never formalized, and the letter of intent was terminated pursuant to its terms. Under the terms of the provisions in the letter of intent that survived its termination, the Company has the option to either provide H2 with 25% of the industrial hemp seeds purchased with $650,000 advanced by H2, or to refund the $650,000 advanced by H2. Pursuant to another provision in the letter of intent that survived termination, disputes are to be resolved via arbitration in Denver, Colorado. On August 10, 2018, H2 filed a lawsuit in the state of California naming the Company, as well as, naming Earnest Blackmon, our Chairman of the Board and Chief Executive Officer, and John Walsh, our Treasurer and Principal Accounting Officer. The lawsuit asserts various claims, including rescission of any purported contract or joint venture and asks for $16,500,000 in damages. Our counsel and Management believe the suit is without merit, and we will vigorously defend against the lawsuit. We filed with the court a motion to compel arbitration and stay the litigation against Mr. Blackmon and Mr. Walsh. On December 20, 2018, the court granted our motion and ordered H2 to arbitrate its dispute with the Company in Denver, Colorado, and stayed the litigation against Mr. Blackmon and Mr. Walsh pending the arbitration. The Company and H2 are currently in discussions regarding resolution of the dispute either via arbitration or by agreement. An arbitration hearing has been set to for March 2020.

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

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 16, 2019, the Yocam Family Limited Partnership LLLP (“Yocam”) filed a complaint for breach of contract, unjust enrichment, and promissory estoppel against the Company in the Weld County District Court in connection with a hemp farming project.  Yocam seeks an award of damages in the amount of $546,968, along with fees and costs incurred in connection with the lawsuit.  The Company believes the claims and damages asserted have no merit.  On September 3, 2019, the Company filed its Amended Answer and Counterclaims against Yocam for replevin, civil theft and unjust enrichment related to Yocam’s retention of certain farming equipment used on the project and retained illegally by Yocam.  A trial by jury has been set for July13, 2020.

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

August 20, 2018, we sold 27,359 shares of our common stock to an accredited investor for $10,000. Such shares were valued at $13,249 based on the previous trading day’s closing price. The difference between the proceeds received of $10,000 and the value of our common stock of $13,249 was recorded as a loss on the issuance of common stock.

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

During the nine months ended September 30, 2019, we issued 75,000 shares of our common stock valued at $52,621 for marketing services, and we recorded the value of the shares as share-based compensation and recorded this in marketing, advertising and new business development expenses in our consolidated statements of operations.

During the nine months ended September 30, 2019, we issued 60,000 shares of our common stock valued at $24,339 for research and development consulting services, and we recorded the value of the shares as share-based compensation and recorded this in Research and development expenses in our consolidated statements of operations.

During the nine months ended September 30, 2019, we issued 90,000 shares of our common stock valued at $38,430 for legal services, and we recorded the value of the shares as share-based compensation in Legal, accounting, consulting and public reporting in our consolidated statements of operations.

Warrants:

The following table summarizes our share warrants outstanding as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Warrants outstanding, beginning of period	1,309,033	$0.27	$1,209,025	$0.21
Warrants issued to consultants	75,006	0.43	100,008	0.89
Warrants exercised	—	—	—	—
Expired	—	—	—	—
Warrants outstanding, end of period	1,384,039	0.21	1,309,033	$0.27
Warrants exercisable, end of period	1,384,039	$0.21	1,309,033	$0.27

The weighted-average remaining contractual life for warrants outstanding and exercisable at September 30, 2019 and December 31, 2018, is 2.62 years and 3.0 years, respectively; and the aggregate intrinsic value of warrants outstanding and exercisable at September 30, 2019 and December 31, 2018 is $0.

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

75,006 warrants issued during the nine months ended September 30, 2019 were valued utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

Stock price	$0.34 - $0.45
Exercise price	$0.43
Risk free interest rate	1.76% - 2.52%
Expected term (years)	5
Expected volatility	140% - 185%
Expected dividends	0%

2014 Equity Incentive Plan

On November 20, 2014, our board of directors approved our 2014 Stock Incentive Plan (the “Plan”) and the Plan became effective on November 19, 2015. The Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success. Our board of directors currently administers the Plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the Plan should be interpreted, whether to amend or terminate the Plan and whether to delegate administration of the Plan to a committee. A maximum of 4,000,000 common shares are subject to the Plan. The Plan provides for the grant of stock options, stock awards, restricted stock units and stock appreciation rights. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The Plan will terminate on November 20, 2024, unless the administrator terminates the Plan earlier. As of September 30, 2019, and December 31, 2018, no common shares were available for issue under the Plan.

2017 Equity Incentive Plan

On May 31, 2017, our board of directors approved our 2017 Stock Incentive Plan (the “Plan”) and the Plan became effective on May 31, 2017. The Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success. Our board of directors currently administers the Plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the Plan should be interpreted, whether to amend or terminate the Plan and whether to delegate administration of the Plan to a committee. A maximum of 6,000,000 common shares are subject to the Plan. The Plan provides for the grant of stock options, stock awards, restricted stock units and stock appreciation rights. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The Plan will terminate on May 31, 2027, unless the administrator terminates the Plan earlier. As of September 30, 2019, and December 31, 2018, 900,342 common shares were available for issue under the Plan.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2018 Equity Incentive Plan

On January 31, 2018, our board of directors approved our 2018 Stock Incentive Plan (the “Plan”) and the Plan became effective on January 31, 2018. On June 21, 2018, our board of directors amended the Plan to increase the maximum number of our shares of common shares subject to the plan from 12,500,000 to 25,000,000. The Plan provides officers, directors, selected employees and outside consultants an opportunity to acquire or increase a direct ownership interest in our operations and future success. Our board of directors currently administers the Plan and makes all decisions concerning which officers, directors, employees and other persons are granted awards, how many to grant to each recipient, when awards are granted, the terms and conditions applicable to awards, how the Plan should be interpreted, whether to amend or terminate the Plan and whether to delegate administration of the Plan to a committee. The Plan provides for the grant of stock options, stock awards, restricted stock units and stock appreciation rights. Stock options may be non-qualified stock options or incentive stock options except that stock options granted to outside directors, consultants or advisers providing services to us shall in all cases be non-qualified stock options. The Plan will terminate on January 31, 2028, unless the administrator terminates the Plan earlier. As of September 30, 2019, and December 31, 2018, 81,040,000 common shares were available for issue under the Plan.

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

On September 24, 2018, we awarded 3,860,000 stock options to various employees under our 2018 Stock Incentive Plan. Of these options, 3,000,000 were fully vested at the time of grant with the remaining 860,000 vesting on September 24, 2024. The awarded options give the option holder the right to purchase shares of our common stock at $0.43 per share during the ten-year term of the option.

We calculated the fair value of each option to be approximately $0.59 per option utilizing the Black Scholes option pricing model and the following range of assumptions on the date of valuation:

Stock price	$0.40
Exercise price	$0.43
Risk free interest rate	1.52% - 1.58%
Expected term (years)	5-7.5
Expected volatility	137% - 176%
Expected dividends	0%

The total grant-date fair value of these options was approximately $1,367,000. Stock-based compensation expense related to these stock options included in operating expenses for the nine months ended September 30, 2019 was approximately $1,037,000.

The following table summarizes our stock options outstanding as of September 30, 2019 and December 31, 2018, respectively:

	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Stock options outstanding at December 31, 2017	6,637,500	8.9	$0.28
Issued	20,199,800	9.3	$0.57
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding at December 31, 2018	26,837,300	9.2	$0.43
Issued	3,860,000	10.0	0.43
Exercised	—	—	—
Expired	—	—	—
Stock options outstanding at September 30, 2019	30,707,300	8.6	$0.42
Stock options exercisable at September 30, 2019	28,828,300	8.7	$0.42

The total price to exercise all outstanding stock options is $12,921,439. The weighted-average remaining contractual life for stock options outstanding and exercisable at September 30, 2019, is 8.4 years, and the aggregate intrinsic value of options outstanding and exercisable at September 30, 2019 is $0.

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 25, 2018, we repriced the exercise price per share from $1.08 to $0.58 per share for the stock options to purchase 6,000,000 shares of our common stock that were granted on March 28, 2018 and repriced the exercise price per share from $0.705 to $0.58 per share for the stock options to purchase 14,195,000 of our common stock that were granted on June 29, 2018. No adjustment to shared-based compensation in the consolidated financial statements for the nine months ended September 30, 2019 was necessary as a result of the repricing of the stock options.

On August 17, 2018, we repriced the exercise price per share (i) from $0.70 to $0.43 for per share for stock options to purchase 600,000 shares of our common stock that were granted on January 1, 2015 (ii) from $0.56 to $0.43 for per share for stock options to purchase 2,900,000 shares of our common stock that were granted on January 12, 2016 (iii) from $0.92 to $0.43 for 57,500 per share for stock options to purchase 57,500 shares of our common stock that were granted on July 27, 2017 (iv) from $0.875 to $0.43 per share for stock options to purchase 1,000,000 shares of our common stock that were granted on December 8, 2017 (v) from $0.58 to $0.43 per share for stock options to purchase 6,000,000 shares of our common stock that were granted on March 28, 2018 and (vi) from $0.58 to $0.43 per share for stock options to purchase 14,195,000 of our common stock that were granted on June 29, 2018. No adjustment to shared-based compensation in the consolidated financial statements for the nine months ended September 30, 2019 was necessary as a result of the repricing of the stock options.

NOTE 17 – SHARE-BASED COMPENSATION

Share-based Compensation

We recognize share-based compensation expense in cost of revenues, sales and marketing expenses, R&D expenses, general and administrative expenses, and other income and expenses, based on the fair value of common shares issued for services. In addition, we accrue share-based compensation expense for estimated share-based awards earned during the nine months ended September 30, 2019 and 2018, under our 2017 Equity Incentive Plan and our 2018 Equity Incentive Plan. Share-based compensation expense for the three and nine months ended September 30, 2019 and 2018 is, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options granted to officers, directors and employees	$1,435,811	$179,018	$1,661,846	$14,689,497
Warrants and common stock issued for advisory board fees	28,751	49,002	98,253	76,322
Common stock issued for services	22,692	53,164	97,630	238,637
Common stock issued as compensation to employees	70,000	42,600	70,000	233,700
	$1,557,254	$323,784	$1,927,729	$15,238,156

NOTE 18 – SIGNIFICANT CUSTOMER INFORMATION AND ECONOMIC DEPENDENCY

The following tables show significant concentrations in our revenues and accounts receivable for the periods indicated:

Percentage of Revenue:

	Nine Months Ended September 30,
	2019	2018
Customer A	18%	14%
Customer B	12%	14%
Customer C	11%	9%

Percentage of Accounts Receivable:

	September 30, 2019	December 31, 2018
Customer A	100%	98%
Customer B	—%	2%
Customer C	—%	—%

UNITED CANNABIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables show significant concentrations in our expenses and accounts payable for the periods indicated:

Percentage of Expenses:

	Nine Months Ended September 30,
	2019	2018
Vendor A	36%	4%
Vendor B	5%	2%
Vendor C	3%	2%

Percentage of Accounts Payable:

	September 30, 2019	December 31, 2018
Vendor A	37%	25%
Vendor B	20%	22%
Vendor C	14%	7%

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

NOTE 20 – SUBSEQUENT EVENTS

We entered into a contract to sell one of our customers approximately $16,250,000 of 60% CBD crude oil. Unfortunately, the customer advised us that, on October 30, 2019, their manufacturing and processing facility was destroyed by a fire. Accordingly, it appears that the customer will not be able to fully perform the complete terms of the agreement.

In accordance with ASC 855-10 we have analyzed our operations subsequent to September 30, 2019 to the date these consolidated financial statements were issued, and have determined that, other than as disclosed above, we do not have any material subsequent events to disclose in these consolidated financial statements.

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

Our expansion program also includes operating industrial hemp extraction facilities that are geographically dispersed throughout the United States. These facilities will be a replica of our Mead facility, with the same production capacity. Our first undertaking in that regard is a joint venture we have formed to construct an industrial hemp extraction facility in South Carolina that is scheduled to open during the first quarter of 2020.

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

At the time we acquired our 95% interest in PTI, we recorded goodwill on our Consolidated Balance Sheets in the amount of $4,731,729. A substantial portion of the goodwill was predicated upon expected pharmaceutical sales by PTI, which, as of yet, have not materialized, and which we do not believe will materialize to any great extent over the next few years. Additionally, PTI has very limited access to its own capital and must rely entirely on funding from the Company. Since the Company is continuing to experience operating losses, management has elected not to totally fund PTI to the extent necessary for PTI to be able to fully complete their business plan. Thus, we recorded an impairment charge in the amount of $4,731,729 during the nine months ended September 30, 2019. However, such write down of the goodwill associated with PTI does not diminish our belief that Epidiferphane™ may ultimately be recognized as a proven drug that could be used by patients to ameliorate the negative side effects of chemotherapy, inflammation and brain tumors.

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

Results of Operations

Material changes in line items in our Statement of Operations for the nine months ended September 30, 2019, as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Revenues	I

Total revenues for the nine months ended 2019 increased $8,837,584, over the same period last year. The September 30 2019 increase is substantially due to the fact that we sold $8,770,313 more of our CBD products then we did in the same period for the prior year.

Gross profit, as a % of revenue	D

The cost of goods sold for the nine months ended September 30, 2019 includes raw material costs and manufacturing costs incurred during the startup period for our Mead extraction facility. Because the Mead extraction facility was not consistently operating during the startup period, raw material costs and manufacturing costs were greater proportionally than for the same period last year. Additionally, in response to market pressures, we decreased the price of our products to our customers by 35% to 45% during the nine months ended September 30, 2019. Such decrease was implemented without us being able to timely achieve a commensurate reduction of the cost of our raw materials during the nine months ended September 30, 2019. Thus, the implementation of our Mead extraction facility, coupled with the reduction of our prices without a commensurate reduction of the cost of our raw materials, and the lack of biomass for raw materials during the 2019 farm harvesting period, resulted in a decrease of our gross profit for the nine months ended September 30, 2019 as compared to the same period in the prior year.

Operating expenses	D

Decreased substantially due to the fact the fair market value of stock options issued to officers, directors and employees was $1,661,846 for the nine months ended September 30, 2019 as compared to $14,689,497 for the same period in the prior year

Impairment charge	I

A substantial portion of the goodwill associated with the acquisition of our 95% owned subsidiary, Prana Therapeutics, Inc. (“PTI”) has been predicated upon expected pharmaceutical sales, which, as of yet, have not materialized, and which we do not believe will materialize to any great extent over the next few years. Additionally, PTI has very limited access to its own capital and must rely entirely on funding from the Company. Since we are continuing to experience operating losses, management has elected not to totally fund PTI to the extent necessary for PTI to be able to fully complete their business plan. Thus, we recorded an impairment charge in the amount of $4,731,729 during the nine months ended September 30, 2019.

Other costs and expenses	I

Our other costs and expenses were $7,699,040 and $2,506,839 for the nine months ended September 30, 2019 and 2018, respectively. The increase in other costs and expenses is due to the fact that (i) the goodwill impairment charge is $4,731,729 greater, (ii) the loss from the extinguishment of debt is $1,423,329 greater, (iii) the loss from the retirement of assets is $146,204 greater, and (iv) interest expense is $34,138 greater, respectively, for the nine months ended September 30, 2019 than the same period for the prior year. The increase in other costs and expenses was offset by the fact that the amortization of discount and the loss on issuance of common stock was $676,455 less and $466,744 less, respectively, in the nine months ended September 30, 2019 than the same period for the prior year.

Material changes in line items in our Statement of Operations for the three months ended September 30, 2019, as compared to the same period last year, are discussed below:

Item	Increase (I) or Decrease (D)	Reason

Revenues	I

Total revenues for the three months ended September 30, 2019 increased $2,591,838 over the same period last year. The increase is substantially due to the fact that we sold $2,622,580 more of our CBD products then we did in the same period for the prior year.

Gross profit, as a % of revenue	D

In response to market pressures, we decreased the price of our products to our customers by 35% to 45% during the three months ended September 30, 2019. Such decrease was implemented without us being able to timely achieve a commensurate reduction of the cost of our raw materials during the three months ended September 30, 2019. Additionally, there was a lack of biomass for raw materials during the 2019 farm harvest period. Thus, the reduction of our prices without a commensurate reduction of the cost of our raw materials coupled with a lack of biomass for raw materials, resulted in a decrease of our gross profit for the three months ended September 30, 2019 as compared to the same period in the prior year.

Operating expenses	I

Increased substantially due to the fact the fair market value of stock options issued to officers, directors and employees is $1,435,811 for the three months ended September 30, 2019 as compared to $179,018 for the same period in the prior year

Impairment charge	I

A substantial portion of the goodwill associated with the acquisition of our 95% owned subsidiary, Prana Therapeutics, Inc. (“PTI”) has been predicated upon expected pharmaceutical sales, which, as of yet, have not materialized, and which we do not believe will materialize to any great extent over the next few years. Additionally, PTI has very limited access to its own capital and must rely entirely on funding from the Company. Since we are continuing to experience operating losses, management has elected not to totally fund PTI to the extent necessary for PTI to fully complete their business plan. Thus, we recorded an impairment charge in the amount of $4,731,729 during the three months ended September 30, 2019.

Other costs and expenses	I

Other costs and expenses for the three months ended September 30, 2019 increased $4,171,363over the same period for last year. The increase is due to the fact that (i) a goodwill impairment charge is $4,731,729 greater (ii) the loss on extinguishment of debt is $91,444 greater and (iii) the loss on asset retirement is $146,204 greater, respectively, in the three months ended September 30, 2019 than the same period for the prior year. The increase in other costs and expenses was offset by the fact that (i) the amortization of debt discount is $295,854 less, (ii) the loss on issuance of common stock is $466,744 less, and (iii) interest expense is $35,419 less, respectively, in the three months ended September 30, 2019 than the same period for the prior year.

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

Capital Resources and Liquidity

Our material sources and (uses) of cash during the nine months ended September 30, 2019 and 2018 were:

	2019	2018

Cash used in operations	$(4,935,227)	$(5,264,006)
Purchase of equipment and improvements to cultivation facilities	(1,133,684)	(2,033,898)
Deposits and return of deposit	—	(71,576)
Proceeds from notes payable	9,963,500	845,000
Payment of notes payable	(3,345,750)	—
Payment of construction contracts	(888,686)	—
Proceeds from sale of common stock - equity financing line	—	5,390,049
Proceeds from proposed joint venture that was never formed	—	650,000
Sale of common stock	344,000	118,583
Purchase of intangible assets	(6,858)	(94,250)
Proceeds (payments)from advances from officers and directors	(72,914)	554,143
Payments on installment loans	(23,499)	(59,104)

General

The future minimum payments required under the terms of our material contractual obligations are, as shown below.

	For the twelve Months Ending September 30,
	2020	2021	2022	2023	2024
Operating leases	$662,970	$605,626	$464,171	$300,992	$204,635
Research laboratory at the University of Florida School of Medicine	560,000	900,000	—	—	—
	$1,222,970	$1,505,626	$464,171	$300,992	$204,635

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

Our consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. During the nine months ended September 30, 2019, we incurred losses of $17,598,582, used cash of $4,935,227 in our operating activities, had a working capital deficit of $12,131,682 and had an accumulated deficit of $56,797,504 at September 30, 2019. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and, or, obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. There is no assurance that these events will be satisfactorily completed.

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

PART II - OTHER INFORMATION

ITEM 5.

OTHER INFORMATION.

On June 26, 2019, we entered into a contract to sell one of our customers approximately $16,250,000 of 60% CBD crude oil. Unfortunately, the customer advised us that, on October 30, 2019, their manufacturing and processing facility was destroyed by a fire. Accordingly, it appears that the customer will not be able to fully perform the complete terms of the contract.

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

UNITED CANNABIS CORPORATION

Date: November 14, 2019	By:	/s/ Earnest Blackmon
Earnest Blackmon
Chief Executive Officer
Date: November 14, 2019	By:	/s/ John Walsh
John Walsh
Principal Financial and Accounting Officer